Form 10-K
period 2021-12-31
BRC Inc.
filed 2022-03-16
CIK 1891101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-41275

BRC Inc.

(Exact name of registrant as specified in its charter)

Delaware	08-3277812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1144 S. 500 W

Salt Lake City, UT 84101

(Address of principal executive office, zip code)

(801) 874-1189

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	BRCC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BRCC WS	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2022, the registrant had (i) 44,703,936 shares of Class A Common Stock, (ii) 149,032,886 shares of Class B Common Stock and (iii) 694,063 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Business Combination

BRC Inc., a Delaware public benefit corporation (the “Company”), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (as so amended, the “Business Combination Agreement”), each by and among the Company, SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), SBEA Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub 1”), BRCC Blocker Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SilverBox (“Merger Sub 2”), Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”) and the parent company of Black Rifle Coffee Company LLC, a Delaware limited liability company (“BRCC”), and Grand Opal Investment Holdings, Inc., a Delaware corporation and holder of equity interests in Authentic Brands (“Blocker”).

On February 9, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement, among other transactions, (i) SilverBox merged with and into Merger Sub 1 (the “SilverBox Merger”), with Merger Sub 1 surviving the SilverBox Merger as a direct wholly-owned subsidiary of the Company, and (ii) immediately following the SilverBox Merger, Merger Sub 2 merged with and into Blocker (the “Blocker Merger” and, together with the SilverBox Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Blocker surviving as a wholly-owned subsidiary of Merger Sub 1 and (iii) Authentic Brands issued controlling membership interests to the Company in exchange for cash. On February 10, 2022, Blocker was merged with and into Merger Sub 1, with Merger Sub 1 surviving the merger, as contemplated by the Business Combination Agreement. As a result of these transactions, the Company is the managing member of, and holds all of the voting securities in, Authentic Brands in a traditional Up-C structure and Authentic Brands is the direct parent of BRCC.

The Annual Report on Form 10-K for the year ended December 31, 2021 for Merger Sub (formerly SilverBox) was filed by Merger Sub with the SEC on March 16, 2022, and contains a description of the blank check company prior to the consummation of the Business Combination. This Annual Report on Form 10-K describes the operations of the Company, operating under Authentic Brands prior to the Business Combination, and contains the financial results of Authentic Brands for the period before the Business Combination through December 31, 2021.

Further information regarding the Business Combination is set forth in (1) our proxy statement/prospectus filed with the SEC on January 13, 2022 and (2) our Current Report on Form 8-K filed with the SEC on February 10, 2022.

GLOSSARY OF TERMS

Unless otherwise stated in this Annual Report or the context otherwise requires, references to:

“Authentic Brands” means Authentic Brands LLC, a Delaware limited liability company, subsidiary of the Company solely managed by the Company and the indirect parent of BRCC, the subsidiary through which the Company conducts substantially all of its business.

“Backstop Investment” means that certain private placement in the aggregate amount of $100.0 million, consummated substantially concurrently with the consummation of the Business Combination, pursuant to those certain PIPE Subscription Agreements with SilverBox, under which the PIPE Investors purchased 10.0 million shares of SilverBox Class C Common Stock at a purchase price of $10.00 per share, which shares were then exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“Backstop Shares” means an aggregate of 10.0 million shares of SilverBox Class C Common Stock issued to the PIPE Investors pursuant to the PIPE Subscription Agreements in connection with the Backstop Investment, which shares were then exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“Blocker” means Grand Opal Investment Holdings, Inc., a Delaware corporation.

“Board” means the board of directors of the Company.

“BRCC” means Black Rifle Coffee Company LLC, a Delaware limited liability company and wholly-owned subsidiary of Authentic Brands.

“BRCC Founder” means Evan Hafer, an individual.

“BRCC Fund” means Authentic Brands’ 501(c)(3) nonprofit organization.

“Business Combination” means the transactions contemplated by the Business Combination Agreement.

“Business Combination Agreement” means the Business Combination Agreement, dated as of November 2, 2021, by and among SilverBox, the Company, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker, as amended by that certain First Amendment to Business Combination Agreement, dated as of January 4, 2022.

“Bylaws” means the Amended and Restated By-Laws of the Company as adopted on February 8, 2022.

“Charter” means the Amended and Restated Certificate of Incorporation of the Company as executed on February 8, 2022.

“Class A Common Stock” means the Class A common stock, par value $0.0001 per share, of the Company.

“Class B Common Stock” means the Class B common stock, par value $0.0001 per share, of the Company.

“Class C Common Stock” means, as applicable the shares of Class C non-voting common stock, par value $0.0001 per share, of the Company, which Class C Common Stock are divided into two series as follows: 750,000 shares of Series C-1 Common Stock, par value $0.0001 per share, of the Company (“Series C-1 Common Stock”) and 750,000 shares of Series C-2 Common Stock, par value $0.0001 per share, of the Company (“Series C-2 Common Stock”).”

“Closing” means the consummation of the Business Combination.

“Closing Date” means February 9, 2022.

“Common Stock” means the Class A Common Stock, Class B Common Stock and Class C Common Stock.

“Common Units” mean the units of Authentic Brands designated as “Common Units” in the LLC Agreement.

“Company” means BRC Inc., a Delaware public benefit corporation, and its consolidated subsidiaries, as the case may be.

“DGCL” means the Delaware General Corporation Law.

“EIP” means the Company’s 2022 Omnibus Incentive Plan.

“Engaged Capital” means Engaged Capital, LLC, a Delaware limited liability company and member of the Sponsor, and its affiliates.

“Engaged Capital Investors” means the investment funds and accounts managed by Engaged Capital subscribing for Forward Purchase Shares.

“ESPP” means the Company’s 2022 Employee Stock Purchase Plan.

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“First Tier Vesting Event” means the first day on which the VWAP of the Class A Common Stock is greater than or equal to $15.00 over any 20 trading days within any 30 trading day period commencing at any time on or after the Closing Date; provided that, the reference to $15.00 shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the effective date of the LLC Agreement.

“Forward Purchase Agreement” means the Amended and Restated Forward Purchase Agreement, dated November 2, 2021, by and among SilverBox, Authentic Brands and Engaged Capital, in its capacity as investment advisor on behalf of the Engaged Capital Investors, pursuant to which the Engaged Capital Investors purchased an aggregate of 10.0 million shares of SilverBox Class C Common Stock at a purchase price of $10.00 per share or an aggregate purchase price of $100.0 million, which shares were then exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“Forward Purchase Investment” means that certain private placement in the aggregate amount of $100.0 million consummated substantially concurrently with the consummation of the Business Combination, pursuant to the Forward Purchase Agreement with SilverBox, under which the Engaged Capital Investors purchased 10.0 million shares of SilverBox Class C Common Stock at a purchase price of $10.00 per share, which shares were then exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“Forward Purchase Shares” means the shares of Class A Common Stock issued in connection with the Forward Purchase Agreement.

“Full Vesting Event” means, with respect to the Restricted Common Units, a change of control transaction or liquidation of Authentic Brands.

“LLC Agreement” means that certain Third Amended and Restated Limited Liability Company Agreement of Authentic Brands, dated as of February 9, 2022.

“Merger Sub 1” means SBEA Merger Sub LLC, a Delaware limited liability company.

“Merger Sub 2” means BRCC Blocker Merger Sub LLC, a Delaware limited liability company.

“NYSE” means the New York Stock Exchange.

“Partial Vesting Event” means (a) with respect to 50% of any Authentic Brands member’s Restricted Common Units held as of the date of a First Tier Vesting Event, the First Tier Vesting Event; provided that, a First Tier Vesting Event shall not occur more than once; or (b) with respect to the remaining 50% of any Authentic Brands member’s Restricted Common Units held as of the date of a First Tier Vesting Event (in each case after giving effect to any subdivision (by any equity split, equity distribution, reclassification, recapitalization or otherwise) or combination (by reverse equity split, reclassification, recapitalization or otherwise)), the Second Tier Vesting Event.

“PBC Purpose” means the public benefit purpose of the Company as set forth in the Charter, which is to support the underserved active military, veteran and first-responder communities by, among other things (i) hiring and creating meaningful post-military career opportunities for veterans, including by highlighting for other businesses the benefits of hiring veterans, (ii) inspiring veterans to become entrepreneurs through educational programs and donations to relevant charities, (iii) donating cash and in- kind resources to charities that support the unique needs of active military, veterans and first responders, (iv) providing quality products and media relating to these communities and (v) forging an enduring, profitable business.

“PIPE Investment” means that certain private placement in the aggregate amount of $100.0 million, consummated substantially concurrently with the consummation of the Business Combination, pursuant to those certain PIPE Subscription Agreements with SilverBox, under which the PIPE Investors purchased 10.0 million shares of SilverBox Class C Common Stock at a purchase price of $10.00 per share, which shares were then exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“PIPE Investors” means the third-party investors who entered into PIPE Subscription Agreements.

“PIPE Shares” means an aggregate of 10.0 million shares of SilverBox Class C Common Stock issued to the PIPE Investors pursuant to the PIPE Subscription Agreements, which shares were exchanged for Class A Common Stock of the Company in connection with the Business Combination.

“PIPE Subscription Agreement” means each agreement pursuant to which the PIPE Investors purchased 20.0 million shares of SilverBox Class C Common Stock at a purchase price of $10.00 per share, or an aggregate purchase price of $200.0 million, in connection with the PIPE Investment and the Backstop Investment.

“Private Placement Warrants” means the warrants purchased in a private placement concurrent with the initial public offering of SilverBox and assumed by the Company in connection with the Business Combination, each of which is exercisable for one share of Class A Common Stock, in accordance with its terms.

“Public Warrants” means the public warrants initially issued in the intial public offering of SilverBox and assumed by the Company in connection with the Business Combination, each of which is exercisable for one share of Class A Common Stock, in accordance with its terms.

“Restricted Common Units” mean the units of Authentic Brands designated as “Restricted Units” in the LLC Agreement.

“SEC” means the U.S. Securities and Exchange Commission.

“Second Tier Vesting Event” means the first day on which the VWAP of the Class A Common Stock is greater than or equal to $20.00 over any 20 trading days within any 30 trading day period commencing at any time on or after the Closing Date; provided that, the reference to $20.00 shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the effective date of the LLC Agreement.

“Securities Act” means the U.S. Securities Act of 1933, as amended.

“SilverBox” means SilverBox Engaged Merger Corp I, a Delaware corporation, prior to the consummation of the Business Combination.

“SilverBox Capital” means SilverBox Capital LLC.

“SilverBox Class B Common Stock” or “Sponsor Shares” means shares of SilverBox Class B Common Stock, par value $0.0001 per share.

“SilverBox Class C Common Stock” means SilverBox’s Class C Common Stock, par value $0.0001 per share.

“Sponsor” means SilverBox Engaged Sponsor LLC, a Delaware limited liability company.

“Sponsor Letter Agreement” means that certain Sponsor Letter Agreement, dated as of November 2, 2021, by and among the Sponsor, the Company and Authentic Brands.

“Tax Receivable Agreement” means that certain tax receivables agreement, dated as of February 9, 2022, by and among Authentic Brands, the Company and the Agent (as defined the Tax Receivable Agreement), pursuant to which, among other things, the Company agreed to pay to certain parties thereto 85% of certain tax savings, if any, that the Company realizes.

“Vesting Event” means a Partial Vesting Event or a Full Vesting Event.

“VWAP” means volume-weighted average price.

“Warrants” means the Public Warrants and the Private Placement Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Failure to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees.
●	Negative publicity impacting our brand and reputation, which may adversely impact our operating results;
●	Failure by us to maintain our message as a supportive member of the veteran and military communities and any other factors which may negatively impact the perception of our brand;
●	Our limited operating history, which may make it difficult to successfully execute our strategic initiatives and accurately evaluate future risks and challenges;
●	Failed marketing campaigns, which may cause us to incur costs without attracting new customers or realizing higher revenue;
●	Failure to attract new customers or retain existing customers;
●	Risks related to the use of social media platforms, including dependence on third-party platforms;
●	Failure to provide high-quality customer experience, which may impact our brand;
●	Decrease in success of the direct to consumer revenue channel;
●	Loss of one or more of co-manufacturers;
●	Failure to effectively manage or distribute our products through our wholesale business partners;
●	Failure by third parties involved in the supply chain of coffee, store supplies or merchandise to produce or deliver products;
●	Changes in the market for high-quality Arabica coffee beans and other commodities;
●	Fluctuations in costs and availability of real estate, labor, raw materials, equipment, transportation or shipping;
●	Loss of confidential data from customers and employees, which may subject us to litigation, liability or reputational damage;
●	Failure to successfully compete with other producers and retailers of coffee;
●	Failure to successfully open new retail coffee shops;
●	Failure to properly manage our rapid growth and relationships with various business partners;

●	Failure to protect against software or hardware vulnerabilities;
●	Failure to build brand recognition using our intellectual properties;
●	Shifts in consumer spending, lack of interest in new products or changes in brand perception upon evolving consumer preferences and tastes;
●	Failure to adequately maintain food safety or quality and comply with food safety regulations;
●	Failure to successfully integrate into new domestic and international markets;
●	Risks related to leasing space subject to long-term non-cancelable leases and with respect to real property;
●	Failure of our franchise partners to successfully manage their franchise;
●	Failure to raise additional capital to develop the business;
●	Risks related to the COVID-19 pandemic, including supply chain disruptions;
●	The loss of one or more of our executive officers and other key employees;
●	Failure to hire and retain qualified employees;
●	Failure to meet our goal of hiring 10,000 veterans;
●	Risks related to unionization of employees;
●	Failure to comply with federal state and local laws and regulations;
●	Inability to maintain the listing of our Class A Common Stock on the New York Stock Exchange; and
●	Other risks and uncertainties indicated in this Annual Report, including those set forth under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I

Item 1. Business

Company Overview

BRCC is a veteran-controlled company serving premium coffee, content and merchandise to active military, veterans, first responders, and those who love America. Our mission-driven brand is devoted to cause-related content that informs, inspires, entertains, and builds our community. We are committed to producing great coffee that consumers love, and high-quality merchandise that enables our community to showcase our brand. By consistently delivering exceptional products and content, we have built and retained a strong following of loyal customers throughout the United States. We are committed to supporting those who serve and producing quality products and content for our customers.

We utilize a three-pronged approach to craft a unique brand that resonates with our customer base and enhances brand loyalty: Inform, Inspire, and Entertain. We want our audience to love coffee as much as we do, so we strive to inform them on all the awesome facets to coffee. Every day we work to inspire our customers; we take pride in the coffee we roast, the veterans we employ and the causes we support. We give back to the community and are committed to support those who serve. Our “Entertain” marketing strategy drives brand excitement, along with valuable customer insights and data.

We own two roasting facilities, one focused on large batch roasting and the other on small batch roasting. The coffee beans are primarily roasted in-house in the United States to ensure consistency and quality of product. Our coffee beans have an 83-point grade or higher and are sourced only from high quality suppliers. Our owned roasting facilities offer significant capacity for expansion and allow us to provide our customers with a fresh product.

We have experienced strong revenue growth since inception. Revenue increased to $233 million for the year ended December 31, 2021, from $164 million for the year ended December 31, 2020, and from $82 million for the year ended December 31, 2019, representing growth of 42% and 100% respectively. Growth in 2021 was primarily driven by expansion of our customer base, increasing Wholesale doors, and new Outpost openings.

We are a digitally native brand. Our omnichannel distribution strategy has three key components: Direct to Consumer (“DTC”), Wholesale, and Outposts. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Wholesale channel includes products sold to an intermediary such as convenience, grocery, drug, and mass merchandise stores, as well as outdoor, Do it yourself (“DIY”), and lifestyle retailers, who in turn sell those products to consumers. Our Outpost channel includes revenue from our company-operated and franchised Black Rifle Coffee retail coffee shop locations. Revenue is driven primarily by our DTC channel which contributed to approximately 71%, 84% and 90% of our total revenue in 2021, 2020 and 2019, respectively.

Our Mission

Our mission at Black Rifle Coffee Company is to serve premium coffee and content to active military, veterans, first responders, and those who love America. Our company began with a simple premise — to provide a quality product while giving back to the veteran, active military, and first responder communities through direct hiring, inspiring stories told through our media channels and charitable donations. As a business founded and owned by combat veterans of the Global War on Terror, we are mission-driven: everything we do, every decision we make, is in service of our mission.

It begins with our people. At Black Rifle Coffee, our goal is to hire 10,000 veterans and be the employer of choice for individuals seeking a post-military career. We aim to not just hire veterans, but also inspire veterans to become entrepreneurs and highlight for other businesses the benefits of hiring veterans. Today, veterans and veteran spouses comprise approximately 50% of our total employee base of over 800 people, including part-time and seasonal workers. According to the US Bureau of Labor and Statistics (BLS), there are 18.5 million U.S. military veterans, comprising approximately 7% of the U.S. adult population. While BLS data suggest veteran unemployment rates track the overall market in general, a recent study by ZipRecruiter indicates that underemployment among veterans is approximately 15.6% higher than the general population. More significant, veterans suffer from mental health issues at a much greater rate than their civilian counterparts.

We donated over $3 million of coffee to military and first responder units and over $1 million in other donations to charitable organizations in 2021. Certain legacy holders of SilverBox and Authentic Brands donated over 530,000 shares of Class A Common

Stock to the BRCC Fund. The BRCC Fund focuses on veteran-related causes important to the Company, including education and job training for veterans and scholarships for family members of veterans killed or wounded in action.

Who We Are

Black Rifle Coffee Company is a rapidly growing, veteran-controlled and led coffee and media company with an incredibly loyal and quickly expanding community of more than 2 million lifetime consumers, more than 287,000 active coffee club subscribers, and 11.7 million social media followers across Black Rifle Coffee’s, co-founders’, and key media personalities’ accounts as of December 31, 2021. Evan Hafer, Mat Best, and Jarred Taylor founded the Company in 2014 with a one-pound roaster in Evan’s garage, roasting, packaging, and shipping bagged coffee direct to consumers.

Today, Black Rifle Coffee operates out of facilities and offices in Salt Lake City, Utah; Manchester, Tennessee; and San Antonio, Texas, and offers over 20 varieties of roasted whole bean and ground coffee, plus Ready-to-Drink (“RTD”), single-serve, and instant coffee. Our historical performance reflects the scale and growth of our company.

At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self-produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. Merchandise and equipment sales accounted for approximately 12% of our revenues for the year ended December 31, 2020 and 9% for the year ended December 31, 2021.

Our DTC platform has been the core of our business from day one starting with www.blackriflecoffee.com. It has enabled us to quickly become a large, recognizable, and fast-growing beverage brand in the United States, while also allowing us to better understand our consumers and their consumption preferences.

We offer a subscription service, our Coffee Club, through which DTC consumers can receive ground, whole bean, single serve, instant, or RTD coffee shipped to their home or office as frequently as every fourteen days. We believe the Coffee Club offers unparalleled value and convenience for consumers. As of December 31, 2021, we had more than 287,000 Coffee Club subscribers, a number that has grown by more than 20 times since March 31, 2017. We also sell coffee, apparel, and gear online for individual purchase on a non-subscription basis. Our DTC channel generated $165.3 million of sales for the year ended December 31, 2021, compared to $137.7 million over the corresponding period in 2020, representing an increase of 20%. More than 40% of our 2021 revenue came from recurring subscriptions.

Our Wholesale channel complements our DTC sales. In our Wholesale channel, we sell coffee, apparel, and gear through leading outdoor, DIY, and lifestyle retailers, including Bass Pro Shops, Cabela’s, and 5.11 Tactical, as well as specialty retailers. We also sell RTD coffee in leading convenience, grocery, drug, and mass merchandise retailers, including Casey’s General Store, Circle K, Kum & Go, Speedway, 7-Eleven, Publix, HEB, Walmart, CVS, and Sam’s Club. Our Wholesale channel generated $55.8 million of sales for the year ended December 31, 2021, compared to $23.4 million over the corresponding period in 2020, representing an increase of 139%.

We also operate and franchise Black Rifle Coffee shops, which we call “Outposts.” We believe our Outposts redefine the typical coffee shop experience, offering consumers an immersive environment in which to enjoy a freshly brewed cup of high-quality coffee, stock up on Black Rifle Coffee merchandise and bagged coffee, and connect with members of the local community. We opened our first company-operated Outpost in 2020 in San Antonio, Texas, and we are in the early stages of our nationwide growth, with sixteen Outposts open across six states as of December 31, 2021. Our Outpost channel generated $12.0 million of sales for the year ended December 31, 2021, compared to $2.8 million over the corresponding period in 2020 representing an increase of 329%.

Segment Information

We operate as one reportable segment.

Competition

We are uniquely positioned to compete in the $45 billion coffee market across at-home, RTD, and out-of-home coffee segments and against other high-growth consumer businesses. Competition in our markets is based on factors such as product quality, roasting methods, brand recognition, and technology. We believe that we have been able to compete successfully on the basis of our superior product, powerful media platform, mission-led lifestyle brand with a loyal customer base, and scalable omnichannel strategy with a strong subscriber base. We roast the majority of our coffee beans in-house, and we consider our roasting methods essential to the quality of our products. We believe that we serve a more attractive customer base than the broader coffee market, as our customers are more engaged with our brand. Our customers consistently buy our branded merchandise in addition to coffee; our consumers proudly wear Black Rifle Coffee apparel, display Black Rifle Coffee banners and decals, buy multiple Black Rifle Coffee products, and proactively recommend us to their friends, family, and others through social media and by word-of-mouth. We believe the emotional connection and brand advocacy of our consumers helps fuel our growth and grants us the opportunity to expand our product offering.

In the RTD category we compete against established, well-known brands like Monster, private-label brands like Orinoco, and high-growth food and beverage companies such as Celsius. The RTD and retort dairy businesses are highly competitive, with high barriers to entry including production and distribution.

In the out-of-home coffee category we compete against both well-known brands and also small local coffee shops. Longer-established out-of-home coffee competitors may have greater brand recognition, and have substantially greater financial, technological, roasting, sale, distribution, and other resources. Our customers spend more than the typical coffee buyer on a per-purchase basis due to merchandise and bagged coffee sales. This drives an attractive average order value of approximately $12 to $13 and high cash-on-cash returns at our Outposts.

Seasonality

Our business is subject to moderate seasonal fluctuations. The first quarter typically will experience lower revenues. In our DTC and Outpost revenue channels, we tend to have higher revenues and cash flow during the holiday season in the fourth quarter. Results for any quarter will not necessarily be indicative of the results for a full fiscal year.

Our Community

Black Rifle Coffee Company was founded with a commitment to giving back to and supporting active military, veterans, first responders, and those who love America. As a veteran-founded and veteran-controlled company, we are committed to hiring veterans and veteran spouses, which currently represent approximately 50% of our workforce. Our media campaigns celebrate the active military, veterans, and first responders and showcase their unique stories and experiences. In 2021, we donated coffee valued at over $3 million to military and first responder units, and over $1 million in other donations to charitable organizations.

Our mission-driven approach and brand values resonate with our consumers and allowed us to build a strong Black Rifle Coffee community. According to a company survey, the top three reasons that customers purchase from Black Rifle Coffee are due to our support for the military and veterans, our great tasting coffee, and our brand’s alignment with their values. Our community is broad and reaches a diverse audience across geographies and demographics.

Human Capital

We have built a strong and cohesive culture centered around our mission of serving coffee and content to active military, veterans, first responders, and those who love America. We are veteran-controlled, and approximately 50% of our employees are veterans or veteran spouses. We have set a goal to hire 10,000 veterans and will continue to work towards this goal as we expand our operations and further develop our Outpost model.

As of December 31, 2021, we employed 836 employees across locations in the United States. Of the 836 employees, 68 are focused on production, 447 are in marketing, operations or other administrative roles, and 321 are in roles at Outposts. In addition, we employ part-time and seasonal workers. We will increase in headcount across the business but expect most of our employment growth to be driven by our new Outpost openings. We will continue to focus on hiring veterans and training our employees to provide the authentic Black Rifle Coffee Company experience in our Outpost locations.

Intellectual Property

We own many registered trademarks and service marks in the United States, including the trademark for “Black Rifle Coffee Company,” and our word marks have been registered in multiple classes of goods and services. We own a more limited subset of registered trademarks in jurisdictions outside the United States. Our most important trademark might be our “BRCC” logo, which immediately identifies the brand. We believe that the Black Rifle Coffee Company name and all of its associated marks are of significant value and importance to our business. As a general policy, we pursue registration and monitor the use of our marks in the United States and challenge any unauthorized use.

We license the use of our marks to franchise partners, third-party vendors, and others through franchise agreements, vendor agreements, and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We require licensees to inform us of any potential infringement of the marks.

We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.

Government Regulations

We are subject to extensive federal, state, and local government regulation, including those relating to, among others, public health and safety, zoning and fire codes, and franchising. Failure to obtain or retain licenses and registrations or exemptions would adversely affect the operation of our shops. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a shop in a particular area. The development and construction of additional shops will be subject to compliance with the applicable zoning, land use, and environmental regulations.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) and various state laws regulation the offer and sale of franchises. The FTC’s franchise rules and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain financial information to prospective franchise partners in a number of states requiring registration of the FDD with state authorities. Substantive state laws that regulate the franchise or franchise relationship exist in a substantial number of states, and bill have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchise partner to designate sources of supply. We believe our FDD complies in all material aspects with both the FTC franchise rules and all applicable state laws regulating franchising in those states in which we have franchises.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters such as minimum wage, overtime, employment tax rates, workers compensation rates, citizenship requirements, and other working conditions. A significant number of our personnel are paid at rates related to the federal minimum wage. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of a disability and public accommodations in employment, which may require us to design or modify our facilities to make reasonable accommodations for disabled persons.

Environmental

We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning land use and environmental factors could delay construction and increase development costs for new facilities.

Organizational Structure

Following the completion of the Business Combination, our organizational structure is what is commonly referred to as an umbrella partnership C corporation (or Up-C) structure. This organizational structure allows certain owners of Authentic Brands to retain their equity ownership in Authentic Brands, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Common Units and Restricted Common Units. Each continuing owner of Authentic Brands also holds a number of shares of Class B Common Stock in the Company equal to the number of Common Units held by such owner, which has no economic value, but which entitles the holder thereof to one vote per share at any meeting of our shareholders. Those investors who, prior to the Business Combination, held Class A ordinary shares, Class B ordinary shares or Class C ordinary shares of SilverBox and certain other investors hold, by contrast their equity ownership in the Company, a Delaware public benefit corporation that is a domestic corporation for U.S. federal income tax purposes.

Available Information

We file annual, quarterly and current reports and other documents with the SEC and are publicly available free of charge on the Investor Relations section of our website at www.blackriflecoffee.com/pages/investor-relations or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report and other public statements we make are described below. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, but that could later become material, may also adversely affect our business.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

Risks Related to Our Business

●	Our brand and reputation are critical to our success, and any publicity, regardless of accuracy, that portrays us negatively could adversely impact operating results. Negative publicity may arise for various reasons, whether true or not, including, but not limited to, complaints about product quality, safety, or sanitation; company policies; adverse litigation; employment practices; employee actions; actions taken by customers; social media posts; and actions taken by third party business partners.
●	We promote ourself as a supportive member of the veteran and military community, and actively participate in this community through donations, hiring commitments, and other events. Failure by us to maintain this strong branding could negatively impact our business. Additionally, any other factors which may negatively impact perception of the brand, including factors listed elsewhere in this summary, may harm us.
●	Our growth strategy depends on the successful execution of our strategic initiatives, and our limited operating history may make it difficult to accurately evaluate future risks and challenges.
●	We may not always be successful in our marketing efforts. Failed marketing campaigns can incur costs without the benefit of attracting new customers or realizing higher revenue.
●	Launching and promoting new products is expensive and time-consuming and we may not always succeed in bringing new products to market.
●	Failure to attract new customers or retain existing customers, or failure to do so in a cost-effective manner, may result in an inability to increase sales and harm to our business.

●	We rely heavily on social media to advertise and engage with our customers. Using social media platforms for advertisements carries a number of associated risks, including dependence on the third party platforms to maintain their platforms in a manner that benefit our marketing strategies. Changes to operating systems may negatively impact our ability to advertise. Additionally, we are subject to the laws and regulations that govern the use of these platforms and are subject to the risks of improper use.
●	We rely on our employees to provide a high-quality customer experience, and any failure on our behalf to cater to the consumer experience could harm the brand.
●	We are heavily dependent on our direct to consumer revenue channel for success, and this revenue channel relies on third party logistics to succeed. Decrease in success of the direct to consumer revenue channel or any failure or impediment on behalf of third party logistics providers could harm us.
●	We rely on co-manufactures to supply some of our products, and a loss of one or more of these partners, or failure of these partners to fulfill their contractual obligations, could harm us.
●	We depend on a single co-manufacturer, and single key broker relationship, for the development, production, and distribution of our Ready-to-Drink products. Failure to maintain this relationship could result in harm to us.
●	We rely on our wholesale channel partners to effectively distribute our products. Failure on behalf of our third party partners to effectively manage or distribute our products, such as by effectively displaying or presenting our products, grow or promote the brand, provide satisfactory consumer experiences, or fulfill their contractual obligations could harm us. Failure by us to maintain and develop these business relationships could harm our business.
●	We rely on a number of third parties in the supply chain of coffee, store supplies, or merchandise to produce or deliver our products, and failure by these third parties to efficiently operate could adversely impact us.
●	We are heavily dependent on the market for high-quality Arabica coffee beans and other commodities, and changes in these markets that increase costs or reduce supply, such as through adverse weather, natural disasters, crop disease, political unrest, and other economic conditions, could harm our operating results. Recently, the prices of these commodities, especially of Arabica coffee beans, have increased significantly.
●	Our success is dependent upon certain financial conditions and any number of factors outside our control could negatively impact our results of operations. These factors include, but are not limited to, fluctuations in the cost and availability of real estate, labor, raw materials, equipment, transportation, or shipping; pricing pressure; changes in consumer preferences; natural or man-made disasters, pandemics, social unrest, war, or political instability; adverse litigation outcomes; or changes in consumer discretionary spending. Money available for consumer discretionary spending may be affected by job losses, inflation, higher taxes, changes in federal economic policy, and other macroeconomic or political events.
●	We possess personal, financial, and other confidential data from customers and employees, and if that data is compromised or lost, even through the actions of third parties, we could be subject to litigation, liability, and reputational damage.
●	We may not be able to compete successfully with other producers and retailers of coffee. Some of our competitors are longer-established, have greater brand recognition, and have substantially greater financial, technological, roasting, sale, distribution, and other resources.
●	Our growth strategy depends in part on opening new retail coffee shops. The success of new shops is dependent on a variety of factors, including, but not limited to, consumer preferences, availability of retail space, leasing conditions, construction and equipment costs, and local permitting, licensing, zoning, and other requirements and regulations. There is no guarantee that new retail shops will be successful, and new retail shops could entail high costs without realized profits.
●	We have experienced rapid growth and increased demand for our products. Failure to properly manage this growth and manage our relationships with our various business partners, or failure to accurately forecast our results of operations and growth rate, could harm our operating results.

●	We depend heavily on information technology and our ability to process data in order to sell goods and services. Failure to protect against software or hardware vulnerabilities, as well as disruption, for any reason, to these information technology systems, could result in operating losses, privacy and security breaches, loss of customers, liability, and other negative impacts to our business.
●	We hold various forms of intellectual property, including trademarks, trade names, and service marks. Our success is partially dependent upon our ability to build brand recognition using these marks and to protect our intellectual property from infringement and misuse.
●	If we become party to litigation or legal proceedings, we could be exposed to significant liabilities and suffer substantial negative impacts to our reputation or business.
●	Our success is dependent upon evolving consumer preferences and tastes, and shifts in consumer spending, lack of interest in new products, or changes in brand perception can negatively affect consumer demand for our products.
●	We are subject to a variety of food safety regulations, and failure to adequately maintain food safety or quality, or reports that we had safety issues or failed to implement proper safety measures, whether true or not, could result in loss of customers, regulatory warnings, food recalls, and other adverse outcomes that could impact our profitability.
●	We plan to expand into new domestic and international markets, and failure to successfully integrate into these new markets could affect our profitability.
●	We are subject to the risks associated with leasing space subject to long-term non-cancelable leases and with respect to real property that we ourself own.
●	We rely in part on the success of our franchise partners, over whom we have limited control with respect to their operations. Failure on behalf of our franchise partners to successfully manage their franchises or effectively represent us and our brand could harm our business results.
●	We must maintain adequate operational and financial resources, especially if we continue to grow, in order to maintain our current market performance. We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on acceptable terms.
●	Pandemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business by disrupting supply chains, negatively impacting consumer preferences and spending, and reducing foot traffic to our retail coffee shops and wholesale channel partners.
●	Effects of inflation, including increase of overall cost structure, may have an adverse impact on our business, results of operations, financial position and liquidity.

Risks Related to People and Culture

●	We depend on our founder, executive officers, and other key employees, and the loss of one or more of these individuals, or the inability to attract and retain suitable replacements, could harm our business.
●	Our success relies heavily on our ability to hire and retain qualified employees, and changes in the availability and the cost of labor could harm our operating results.
●	We maintain a goal of hiring 10,000 veterans. Failure to meet this goal could adversely affect our employee relationships and reputation among consumers. Furthermore, our workplace atmosphere, which permits the carry of firearms, presents inherent dangers that may subject us to liability.
●	If our employees were to unionize, and if collective bargaining agreement terms were significantly different than current compensation agreements, our operating results could suffer.

Risks Related to Regulation and Litigation

●	We and our franchise partners are subject to various federal, state, and local laws and regulations. These laws include the FLSA, FMSA, and ADA, as well as laws relating to food and beverage safety, zoning, licenses and permits, employment, franchising, and those enumerated below, among others. Failure to comply with applicable laws and regulations could result in liability for us.
●	We are subject to laws and regulations from the FDA and FTC governing food and beverage labeling and misleading advertisements. If we mislabel our products or advertises in a way that is untruthful or misleading, we may be subject to liability.
●	We and our vendors collect, store, process, and use personal and payment information and other customer data, which subjects us to a variety of laws, regulations, and industry standards relating to data processing, protection, privacy, and security. The actual or perceived failure by us, our customers, or our vendors to comply with such laws, regulations, or industry standards may harm our results of operations.
●	Beverage and restaurant companies have been the target of class action lawsuits and other proceedings. We, as a participant in this market, are subject to those same risks, whether liable or not. Lawsuits and proceedings are costly, divert management attention, and could result in negative public perception, regardless of the validity of claims, and therefore implementation of any proceedings could harm us.
●	We are subject to numerous statutory, regulatory, and other legal requirements regarding accounting practices. Failure to comply with these requirements, or changes in these requirements, could negatively impact our operating and financial results.
●	We are subject to taxes by the U.S. federal, various state, and various local tax authorities. Changes in our tax liability could negatively impact our operating and financial results.
●	We are subject to laws and regulations that govern the display and provision of nutritional information of our products. Failure to comply with these requirements or adverse consumer perceptions based on health information could negatively impact our operating results.

Other Risks

●	We are required under the Tax Receivable Agreement to pay the Continuing Unitholders of Authentic Brands for certain tax savings we may realize, and we expect that the payments we will be required to make to be substantial. Any such payments will reduce cash that would otherwise have been available to us for other uses. The amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax savings that we ultimately realize. Generally, we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
●	We are a public benefit corporation and our focus on our public benefit purpose and our directors’ fiduciary duty to not only consider our stockholders’ interest may negatively impact our financial performance.
●	Certain anti-takeover provisions are included in the Charter and Bylaws, which may delay or discourage takeover attempts that stockholders may consider favorable.
●	Our management has limited experience in operating a public company.

Risks Related to Our Business

Our brand is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition, and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Our brand and authenticity in supporting the veteran and military community is a core driver of our success. We promote our brand via media content and active participation in the veteran community through events, donations, and hiring commitments, but the continued success of such promotions cannot be guaranteed.

Failure to maintain our brand, including quality of media content and active participation in the veteran community, could adversely impact our consumer resonance, brand perception, and financial performance.

We have historically faced, and may from time to time be faced, with negative publicity, regardless of its accuracy, relating to our brand; our founders and our mission; our charitable activities; our marketing; product quality; the safety, sanitation, and welfare of our facilities; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices, and other policies, practices and procedures; employee relationships and welfare or other matters; or public statements by our founders or other key employees and persons associated with our brand, including paid brand partners. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are held to be responsible.

Our brand has been in the past, and may be in the future, associated with controversial actions of certain customers of ours. For example, we have recently received negative publicity from leading national media arising out of the presence of, among others, our logos and brands on apparel worn at certain publicized events, even when such individuals were otherwise unaffiliated with us. The negative publicity and our reaction and communication related to such events has in the past resulted in significant losses to our direct-to-consumer subscription service, the loss of investors, and the loss of wholesale channel partners. There is no assurance that any such negative publicity will not occur again in the future and harm our brand and reputation, regardless of our involvement in the publicized events.

Moreover, information posted on social media platforms may be adverse to our interests and/or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. Our brand has been viewed as polarizing, and we may be subject to boycotts or other negative publicity by members of the public or other corporations who fundamentally disagree with our mission or branding.

Furthermore, the negative impact of adverse publicity relating to one facility or retail coffee shop may extend far beyond the location involved, to affect some or all of our other shops, including our franchise partner shops. The risk of negative publicity is particularly great with respect to our franchise partner shops because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ shops may also significantly impact company-operated shops. A similar risk exists with respect to wholesale retail partners if customers mistakenly associate third party issues with our operations.

Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability, but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchise partners. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.

Our content creation team often produces videos and other media depicting risky or dangerous activities, showcasing stunts and activities with firearms, military vehicles, “extreme” sports, marksmanships, and other themes pursuing the lifestyle associated with our brand and sometimes involving certain of our employees and executive officers. While we take precautions to ensure the safety of all involved in creating this content, the activities carry an inherent risk that cannot be eliminated. If any individual were to suffer serious harm while involved with one of our productions, this could lead to negative publicity and harm to the brand and subject us to legal proceedings. See also “We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.”

Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Our founders often appear in unscripted and un-reviewed online publications, such as podcasts, over which we have little curation. Our founders have not had a history of appearing on podcasts while representing a public company, and their statements on these public media platforms may change public perception about the brand and affect our market value.

Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.

Failure to maintain or enhance the value of our brand could have a negative impact on our financial results.

We strongly believe that the authenticity of our brand and our mission is key to our customer affinity. Failure to maintain our brand or the authenticity of that brand, including quality of media content and active participation in the veteran community, could adversely impact our consumer resonance, brand perception, and financial performance.

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our shops, or result in civil or criminal liability and can have a negative impact on our financial results. Most importantly, if our customers perceive that we have abandoned or less prioritized our mission and our authenticity, in particular with respect to our support of the veteran and military communities, we could lose significant portions of our customer base and experience substantial harm to our reputation and our operating results. Other such incidents that could adversely affect our business include actual or perceived breaches of privacy, contaminated products, employees or customers infected with communicable diseases such as COVID-19, product recalls, controversial actions of persons identified with the brand, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at our shops, or the use of customer data for general or direct marketing or other purposes.

If we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished. Additionally, if our in-house content creation platform were to generate public controversy and a negative public response, this could result in a loss of existing customers, difficulty attracting new customers, loss of business partnerships, and other adverse effects on us.

Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our brand could be damaged by claims or perceptions about the quality or safety of our ingredients or merchandise, the quality or reputation of our suppliers, distributors, or franchise partners, or by claims or perceptions that we, our franchise partners, or other business partners have acted or are acting in an unethical, illegal, racially-biased, or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are substantiated. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or inaction or brand imagery, a real or perceived failure of corporate governance, or misconduct by any officer or any employee or representative of us or a franchise partner. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.

There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us, our franchise partners, and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.

Our growth strategy depends on the successful execution of our strategic initiatives, and our limited operating history may make it difficult to evaluate future risks and challenges.

We were founded as a digitally native coffee brand in 2014, and have expanded into a number of growth channels, including, but not limited to, merchandise sales, franchised and company-operated retail locations, and Ready-to-Drink products. For example, we started both our Ready-to-Drink and retail coffee shop businesses in 2020. As several of these growth channels are still in the early stages of development, it may be difficult to anticipate risks, including, but not limited to, those associated with the following: revenue generation and key operating expenses; customer retention and acquisition; evolving or changing consumer preferences; product development and innovation; logistics and supply chain management; and all laws and regulations that may apply to each business line. Additionally, we have historically prioritized, and may in the future continue to prioritize, growth over profitability.

As part of our long-term strategy, we intend to grow our market share and revenue through various initiatives, including, but not limited to: continued growth of our direct to consumer sales through online channels; growth of our Ready-To-Drink and wholesale channel including expansion of distribution channels, velocity growth, and product innovation; and growth of our retail coffee shops business including opening new company-operated and franchised shops, driving sales growth at existing shops, and developing new digital platforms such as digital ordering and loyalty programs for customers at our coffee shops. If we are unable to execute our strategic initiative, our business, results of operations, and financial condition could be materially adversely affected.

We have already invested, and intend to further invest, significant resources to support the entry into and rapid growth of these and other new revenue channels. These investments have significantly reduced our short-term profitability. While we expect our profitability to improve in the future as we scale our business, there is no assurance that we will be able to do so.

We also have entered into an agreement with a distinguished global consulting firm for the purposes of effectuating our strategic initiatives. We believe that this relationship will support growth in our new business lines, streamline and improve our organizational processes, and generally enhance the services we can provide to our consumers. However, there can be no guarantee that this relationship will provide substantial improvement to our operations, and failure to recognize improvement from this relationship would result in significant outlays of resources without realizing substantial benefits.

We have a limited operating history, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate may slow as our business matures.

We have a limited history of generating revenue, in particular with respect to our Ready-To-Drink products and our Outpost locations. As a result of our short operating history, we have limited financial data that can be used to evaluate our current business. Therefore, our historical revenue growth should not be considered indicative of our future performance. Estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections.

To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and continue to hire and retain employees. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our marketing programs may not be successful, resulting in harm to our financial results.

Attracting new customers, and retaining existing customers, is important to the success of our business.

We incur costs and expend other resources in our marketing efforts on new products or merchandise and advertising campaigns to raise brand awareness and attract and retain customers. Our approach to marketing, advertising, and branding is often novel and some campaigns may be significantly more successful than others. If any initiatives do not succeed, we may incur expenses without the benefit of higher revenue.

Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing and advertising and other initiatives than we can. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, and new menu items be less effective than our competitors, there could be an adverse effect on our results of operations and financial condition.

Failure to attract new or retain existing customers, or failure to do so in a cost-effective manner, may result in an inability to increase sales and financial harm to our business.

Our new products or merchandise may not generate increased sales or profits.

We have devoted, and will continue to devote in the future, significant resources to launch and promote new products to serve broader customer demand, adapt to changes in markets trends, and account for shifts in customer preferences. However, we may not be successful in implementing our distribution strategy, developing innovative new products, or creating products that are successful with consumer preferences. To the extent that we are not able to effectively gauge the direction of our key markets and successfully identify, develop, and promote new or improved products in the changing market, our operating results could suffer. These risks extend to the implementation of new lines of business or product categories.

Failure to properly expand into new channels or introduce different product types could result in significant expenditures without increased revenue.

Developing new products and introducing them into wholesale retailers, convenience stores, and our direct to consumer platforms is an expensive and time-consuming process. Not only are research and development expensive investments, there is also no guarantee that our co-manufacturing partners or distribution networks will fully cooperate in producing or promoting our new products. Launching new products at commercial convenience stores, for example, requires lead time. Long lead times may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. Launching a new product may also require initial “free fills” of shelves, which increases the costs of introducing new products and could adversely impact our operating results if the new product is not successful.

We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.

Our in-house content creation platform represents a significant portion of our marketing. Our content creation team primarily uses third party social media platforms mentioned above to engage with customers. In addition to company accounts and accounts associated with key employees, such as our founders, Evan Hafer and Mat Best, we rely on key non-employee influencers to drive online traffic and promote our brand. These relationships and agreements with non-employee influencers are often informal and cannot be closely controlled. Any actions or any public statements or social media posts about us or our products by non-employees that are contrary to our values, are critical of our brand, or create public controversy could negatively affect consumer perception of our brand and adversely affect our business. Additionally, if non-employees cease publishing content supporting us on their social media platforms for any reason, our online presence may decrease and our operating results may suffer.

Additionally, we rely on third party social media platforms, such as Facebook, Instagram, YouTube, Google, and others, to generate new customers and to engage with existing customers. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on current and emerging platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers may suffer. Moreover, social media and other online platforms often revise their algorithms and introduce new advertising products. If one of the platforms upon which we rely for customer engagement were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer customers clicking through to our websites or coming across our content, our business may suffer.

For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising. Because of these changes, the efficacy of our digital and social channels has decreased and may decrease further in the future, increasing our cost to acquire customers. We may not be able to acquire customers in an as cost effective manner as a result of these changes and other competitive factors, which could adversely affect our financial results.

Furthermore, as laws and regulations governing the use of these platforms evolve, any failure by us or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and adversely affect our business, financial condition, and operating results. An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.

If we fail to offer high-quality customer experience, our business and reputation will suffer.

Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer returning. Those factors include customer service, convenience, taste, price, quality, location of our retail coffee shops, and brand image. In addition to providing high quality products, we place a strong emphasis on supporting the veteran and military community and providing inspiring and entertaining media. Customers identify with our and any failure to meet customer expectations concerning our veteran and military support by our retail coffee locations, managers, and other employees may result in negative customer experiences that adversely affect customer retention.

Our current operations are highly dependent on the financial performance of our direct to consumer channel, and reliance on third party logistics, as well as other risks, could negatively impact our business.

Our financial performance is highly dependent on our direct to consumer channel, which comprised approximately 71% of our revenues for the year ended December 31, 2021. If the direct to consumer revenue trends slow or decline, our other sources of revenues may be unable to make up any significant shortfall and our business and financial results could be adversely affected. The direct to consumer business is more mature than our other channels, and as a result, produces the majority of our profitability and cash flows. Our direct to consumer business grew at an accelerated rate during the pandemic as customers’ daily habits, including where they purchase and consume coffee, were affected. We experienced a slow down in our growth as effects of the pandemic have begun to subside. Growth may continue to slow as customers return to purchasing less coffee and other products online. Any significant slowdown or decline in our direct to consumer business could result in reduced cash flows for funding expansion of our other business lines and initiatives.

Our direct to consumer business’ success depends on third party logistics. We currently work with parties in the United States to store, ship, and otherwise support our distribution of products to our customers. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. If we continue to add third party logistics providers, require them to expand their fulfillment, distribution, or warehouse capabilities, expand to new locations, add products categories with different fulfillment requirements, or change the mix of products we sell, our logistics and distribution network will become increasingly complex and its operation will become more challenging for us and our third party logistics providers. The third party logistics providers we rely upon could be interrupted by issues beyond our control, including, but not limited to, information technology problems, natural disasters, pandemics, government regulation, or supply chain issues. Any significant failure in our third party logistics providers to operate effectively could adversely affect our business. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to expand existing or secure new third party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and operating results may suffer.

We have experienced significant subscriber growth in our direct to consumer business over the past several years. Our continued business and revenue growth is dependent on our ability to continuously attract and retain subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models, any of which could result in additional costs. It is unknown how our subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our subscriber relationships, then subscriber growth, subscriber engagement, and our business, financial condition, and operating results could be harmed.

Our business relies on co-manufacturers to supply our products, and loss of one or more of our co-manufacturers, or our failure to identify new co-manufacturers, could harm our business and impede our growth.

We rely on co-manufacturers to provide us with a portion of our production capacity, in particular with our Ready-to-Drink products. The terms of these co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control.

If, for any reason, our co-manufacturers cannot fulfill their obligations, or our contract with one or more of our co-manufacturers is terminated, our business may suffer. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available in a timely manner and in the quantities required, that our quality control requirements will be met, that we will be able to utilize the product formulas or other intellectual property developed with the co-manufacturer, or that the commercial terms of a replacement will be favorable. If we fail to replace a co-manufacturer, we may be required to reduce our overall production, or increase our production by a smaller amount than forecasted, which could result in loss of sales and reputational harm. Further, an interruption in, or the loss or reduction of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, contamination, disease outbreaks, terrorism, natural disasters, regulatory restrictions, or any other reason, could delay, postpone, or reduce production of our products, which could have a material adverse effect on our business until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of high-quality co-manufactures that can meet our pricing requirements and quality control standards. As we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. The loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer, or any failure to identify and engage co-manufacturers to increase production capacity, could delay or postpone the production of our products or reduce our overall production capacity, either of which could have a material adverse effect on our business, operating results, and financial condition.

We heavily depend upon our co-manufacturer relationship, and single key broker relationship, for the success of our Ready-to-Drink business.

We partner with only one co-manufacturer in the production of our Ready-to-Drink products, and that relationship is governed by our contractual arrangement with our key broker. Our co-manufacturer and broker have each been integral in the development of these products, as well as the sales and marketing efforts concerning these products. The co-manufacturer manages key relationships with a significant portion of our Ready-to-Drink customers, such as convenience stores. Failure by us to maintain our relationship with the co-manufacturer or broker could adversely affect our operating results. If we lose our relationship with our co-manufacturer or broker, we may not be able to replace it with another co-manufacturer or broker with similar expertise, or at all, and our relationships with some of our Ready-to-Drink clients may suffer as a result. The terms of an anticipated long-term agreement with our broker are currently being negotiated in the context of historical arrangements, about which there are certain disagreements. Any dispute with our broker could result in litigation in the future. An adverse outcome to any such dispute could harm our business.

We strongly rely upon our wholesale channel partners. If we cannot maintain good relationships with brokers and distributors, our wholesale revenue channel may be harmed.

Our wholesale relationships are important to our operations. We sell our coffee products, merchandise, and other products through outlets, dealers, and distributors, such as Bass Pro Shop, Cabela’s, 5.11, Scheels, Nine Line, Green Top, and other retailers and sell our Ready-to-Drink products through various regional and national retailers, including Walgreens, Walmart, 7-Eleven, and others. Certain wholesale locations may include significant signage and advertising for our brand, and we rely on these locations to effectively advertise and present our products. Our business could be adversely impacted if our wholesale channel partners face declines in customer traffic, declines in consumer spending, litigation, temporary or sustained store closures, or other business disruptions, including but not limited to supply chain disruptions or inventory management issues. Our business could also be adversely impacted if we fail to grow sales of our Ready-to-Drink, coffee, and merchandise products through wholesale channels, including flat or declining number of outlets and retailers offering our products, flat or declining sales velocity in these channels, and failure to expand through new retail partnerships and outlets selling our products or newly launched products. Failure to maintain or further develop these business relationships could result in harm to our business and results of operations.

As part of our wholesale channel model, we rely on a network of brokers and distributors to grow and manage our sales. These networks assist in expanding our brands reach and ensuring the efficient distribution of our products to our retail partners. If these networks, for any reason, cannot properly or efficiently support our products distribution, our business may suffer. An interruption in, or the loss or reduction of operations at, one of these networks, for any reason including work stoppages, pandemics, terrorism, natural disasters, or regulatory or statutory restrictions, could delay, postpone, or reduce distribution of our products, which could have a material adverse effect on our business. There is also no guarantee that these networks will continue to support our business, and if not, then our operating results may suffer.

Additionally, we may not be able to fully control the actions of our wholesale channel partners. Unsatisfactory service or misconduct by our wholesale channel partners, or their failure to comply with statutory or regulatory requirements, may harm our business or brand reputation. Our wholesale channel partners may also not fulfill their obligations under our agreements, adversely affecting our business.

Unilateral decisions by our wholesale channel partners, as well as co-manufacturers, brokers, distributors, logistics providers, retailers, buying groups, mass merchandisers, specialty chain stores, club stores, e-commerce retailers, e-commerce websites, and other customers, to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products, or devote less resources to the sale of our products could cause our business to suffer.

Interruption of our supply chain of coffee, store supplies, or merchandise could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

We roast the majority of our coffee beans in-house at our Manchester, TN facility. Additionally, we produce certain merchandise items in-house at our Salt Lake City, UT facility, where we also conduct a small portion of roasting. We also contract with other suppliers and manufacturers to procure supplies, equipment, and other materials and products. Any material interruption in our supply chain, such as material interruption of the supply of coffee beans, coffee machines and other restaurant equipment, merchandise, apparel, or packaging for our proprietary products could have a negative material impact on our business and our profitability. Disruptions could occur due to the casualty loss of any of our roasting plants, interruptions in service by our third party logistics service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, increased prices to postage and shipping, embargoes or customs restrictions, pandemics, social or labor unrest, weather or natural disasters, political disputes and military conflicts, or other potential incidents. Additionally, we rely on our domestic and international business partners to provide high quality products and to comply with applicable laws. If production at our Manchester, TN facility is disrupted, we do not have an auxiliary facility that could continue our roasting operations. We also do not have any agreements in place with third parties to roast our coffee in the event that our Manchester, TN facility were to become inoperable.

Increases in the cost of high-quality Arabica coffee beans or other commodities or decreases in the availability of high-quality Arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean Arabica coffee beans and related coffee products. The high-quality Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality Arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.

The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality Arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our profitability.

Increases in the cost of dairy products and other commodities, such as petroleum which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.

We have entered into certain forward purchase contracts for coffee beans, which include fixed price arrangements with set time periods for market-based increases. By entering into these commercial contracts, we attempt to mitigate the adverse effects of unexpected market-price increases. For example, we have agreed to rates in 2022 that are lower than the current future prices of green coffee beans. However, if future prices were to decline below our contracted prices, we are contractually obligated to pay the higher rates.

Recently, the input costs of our products have increased substantially, which has significantly increased our costs and reduced our profitability. While some of these price increases are driven through various supply chain issues affecting all resources and commodities used in our products, the increase in the price of high quality coffee is the greatest factor of our increased costs. Since the beginning of 2021, the price of coffee has increased significantly. The price of coffee may continue to increase in the coming years, through 2023 and beyond, representing a significant expense increase for us going forward. Additionally, we will need to increase the prices charged to our customers across all of our channels to offset these cost increases in order to maintain our current levels of profitability. There is no assurance that customers will accept such price increases, which could lead to lower revenue and profitability as well as decreases in the perception of our brand.

Our financial condition and quarterly results of operations are dependent upon consumer discretionary spending, and a number of economic or political conditions, largely outside our control, may adversely affect that spending and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations and key metrics may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our results of operations are subject to seasonal and quarterly variations, and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and thus, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:

●	fluctuations in the cost and availability of real estate, labor, raw materials, equipment, shipping;
●	pricing pressure;
●	consumer preferences, including those described above;
●	money available to consumers for discretionary purchases, which may be affected by job losses, inflation, higher taxes, changes in federal economic policy, or other macroeconomic or political factors;
●	severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets;
●	especially in our large markets, labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home; and
●	adverse outcomes of litigation.

Additionally, certain public entities have recently experienced extreme volatility in the market prices and trading volume of their common stock. This extreme volatility seems to be unrelated to the underlying business of these entities, their market performance, or the macro or industry fundamentals of these entities. These extreme market fluctuations have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums, and it is unclear how long this volatility will last. Due to our customer basis, online presence, and reputation, among other factors, our Class A Common Stock may be subject to similar market volatility in the future not necessarily related to the performance of our business.

We may not be able to compete successfully with other producers and retailers of coffee. Intense competition in our markets could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, such as delivery service and mobile ordering, and price, and we face significant and increasing competition in all these areas in each of our channels and markets. If we cannot compete successfully with other entities in the market, we could lose customers and our revenue could decline. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including, without limitation, the following: anticipating and responding to changing consumer demands in a timely manner; establishing and maintaining favorable brand-name recognition; achieving and maintaining product quality; hiring and retaining key employees; maintaining and growing market share; developing quality and differentiated products that appeal to consumers; establishing and maintain acceptable relationships with wholesale customers; pricing products appropriately; optimizing roasting and supply chain capabilities; and protecting intellectual property.

Compared to us, some of our competitors have substantially greater financial, technological, roasting, sale, marketing, distribution, and other resources, have been in business longer, have greater brand recognition, or are better established in the markets where our products are located or are planned to be located. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price, more quickly develop new products, and more easily withstand increasing costs. The general availability of coffee roasting also allows new entrants easy access to the markets in which we compete, which may increase the number of competitors. Any of these competitive factors may adversely affect our business.

Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, such as our subscription model and innovative content and branding, including veteran and first-responder-focused branding, our customers may be drawn to those competitors for their beverage needs and our business could be harmed.

Our growth strategy depends in part on opening new retail coffee shops in existing and new markets. We may be unsuccessful in opening new shops or establishing new markets, which could adversely affect our growth.

As of December 31, 2021, we had sixteen shops across six states, of which eight were company-operated and eight were franchised. One of the key means to achieving our growth strategy will be through opening new shops and operating those shops on a profitable basis. We opened our first company-operated shop in 2020, with the remainder opening in 2021. We anticipate opening fifteen additional company owned shops in 2022, and an additional five franchise shops in 2022. Our ability to open new shops is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:

●	identify available and suitable sites, specifically for drive-thru locations;
●	compete for such sites;
●	reach acceptable agreements regarding the lease of locations;
●	obtain or have available the financing required to acquire and operate a shop, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
●	respond to unforeseen engineering or environmental problems with leased premises;
●	avoid the impact of inclement weather, natural disasters and other calamities;
●	hire, train and retain the skilled management and other employees necessary to meet staffing needs;
●	obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchise partners’ costs or ability to open new shops; and
●	control construction and equipment cost increases for new shops and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.

There is no guarantee that a sufficient number of suitable sites for shops will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new shops, or if existing franchise partners do not open new shops, or if shop openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.

As part of our medium term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new shops, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our shops in our existing markets, and we will need to build this recognition in new markets. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing shops, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new shops.

Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new shops in areas where we have existing shops. The operating results and comparable shop sales could be adversely affected due to close proximity with our other shops and market saturation.

New retail coffee shops, once opened, may not be profitable or may close, and the increases in average per shop revenue and comparable sales that we have experienced in the past may not be indicative of future results.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings, which is subject to a number of factors, many of which are outside of our control, including: landlord delays; associated pre-opening costs and operating inefficiencies; and changes in our geographic concentration due to the opening of new shops. We have typically incurred the most significant portion of pre-opening expenses associated with a given shop within the three months preceding the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new shops commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a material adverse impact on our profitability.

Although we target specified operating and financial metrics, new shops may never meet these targets or may take longer than anticipated to do so. Any new shop we open may never become profitable or achieve operating results similar to those of our existing shops, which could adversely affect our business, financial condition, or results of operations.

Some of our shops open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new shops stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our volume and comparable sales may not increase at the rates achieved over the past several years. Our ability to operate new shops profitably and increase average shop revenue and comparable shop sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of our brand;
●	general economic conditions, which can affect shop traffic, local labor costs, and prices we pay for the products and other supplies we use;
●	consumption patterns and beverage preferences that differ from region to region;
●	changes in consumer preferences and discretionary spending;
●	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
●	increases in prices for commodities, including coffee, milk, and flavored syrups;
●	inefficiency in our labor costs as the staff gains experience;
●	competition, either from our competitors in the beverage industry or our own shops;
●	temporary and permanent site characteristics of new shops;
●	changes in government regulation; and
●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new shops do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average shop revenue could harm our business.

Additionally, opening new shops in existing markets may negatively impact sales at our, and our franchise partners’, existing shops, even if it increases overall volume in a region. The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new shop in or near markets in which we or our franchise partners already have shops could adversely impact sales at these existing shops while growing the overall volume in a region. Existing shops could also make it more difficult to build our and our franchise partners’ consumer base for a new shop in the same market. Sales transfer between our shops may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, harm our business.

Our failure to manage our growth effectively could harm our business and operating results.

We have experienced rapid growth and increased demand for our products. The growth and expansion of our business and products may place a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and employees, which could harm our business. Failure to accurately forecast our results of operations and growth rate may also result in harm to our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new shop openings, or we may decide to close shops that we are unable to operate in a profitable manner.

We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various shops and maintaining our culture across multiple offices and shops. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and employees, particularly in new markets which may require significant capital expenditures.

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our vendors) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third party service providers) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process orders, for legal and marketing purposes, and to comply with regulatory, legal and tax requirements (“Business Functions”).

These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Recently, one of our vendor’s technology systems was exploited, giving unauthorized access to certain of our customer data. The unauthorized third party who obtained this data then made certain statements online regarding our online vulnerabilities, but we promptly remedied these identified vulnerabilities. We have technology security initiatives in place to mitigate our risk to these vulnerabilities and do from time to time detect and prevent attempted disruptions, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, Processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and services and introduce new products and services.

An actual or perceived breach of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses.

The costs to respond to a security breach or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.

If we or our franchise partners are unable to protect our customers’ and employees’ personal, financial, or other confidential data, or if our information technology systems are compromised, we could be exposed to data loss, litigation, liability and reputational damage.

Our business requires the collection, transmission, and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. Our systems and technology are vulnerable to damage, disruption, or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, cyber-security attacks, computer viruses, power outages, and other failures or disruptions outside of our control. A material breach of our or third parties’ information technology systems that results in authorized access, theft, use, or destruction of customer or employee confidential information could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from customers and employees, any of which could harm our business.

We currently accept payments using credit cards and debit cards, for which we rely on third party servicers, and, as such, are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which is a security standard applicable to companies like ours that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are also subject to rules governing electronic funds transfers. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

Additionally, we rely on information technology systems across our operations, including administrative and operational functions, online ordering systems, direct to consumer sales including our e-commerce website and subscription services, point-of-sale systems and customer payments, supply chain, and other technology systems. Damage, disruption, or interruption to these systems from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, cyber-security attacks, computer viruses, power outages, and other failures or disruptions outside of our control could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Furthermore, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so.

We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, and other intellectual property, including our name and logos and the unique character and atmosphere of our retail coffee shops. We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property.

Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States and, to a lesser degree, certain other jurisdictions. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity or enforceability of our trademarks and service marks and other intellectual property. There can also be no assurance that pending or future U.S. trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks.

Additionally, the steps we have taken to protect our intellectual property in the United States may not be adequate. If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. Even with our own franchise partners, whose activities are monitored and regulated through our franchise agreements, we face risk that they may refer to or make statements about our brand that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brand or place our brand in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brand.

Moreover, we do not hold any patents for our roasting methods. We roast the majority of our coffee beans in-house, and we consider our roasting methods essential to the quality of our products. Because we do not hold any patents for our roasting methods, competitors may be able to duplicate our process if such methods became known. If our competitors copy our roasting methods, the value of our coffee products may decline, and we may lose customers to competitors.

We may also from time to time be required to institute litigation to enforce our trademarks, service marks, and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability, and prospects regardless of whether we can successfully enforce our rights.

Third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks and service marks. In the event that these or other intellectual property rights are successfully challenged, we could be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands. Third parties may also assert that we infringe, misappropriate, or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party’s intellectual property, we may be required to pay damages or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings, some of which we may institute ourselves, and some of which we may be defending against. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the nature and amount of potential recoveries or losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes, gains or losses may differ materially from our assessments and estimates. We may also, from time to time, take certain positions in respect of contractual or other relationships with third parties which may result a dispute, and, ultimately, litigation. We are not currently party to any material litigation.

Even when not merited, the commencement or defense of these lawsuits may divert management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Evolving consumer preferences and tastes, including public or medical opinions about caffeine consumption, may adversely affect our business.

Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from our products, lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brand perception (such as the existence or expansion of our competitors), or platforms (such as features of our mobile application and changes in our loyalty rewards programs and initiatives), or customers reducing their demand for our current offerings as new products are introduced.

In addition, most of our products contain caffeine and our Ready-to-Drink products and many of the beverages made at our retail coffee shops contain sugar, dairy products, and other compounds, such as natural and artificial flavors, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to caffeine and other ingredients we use, particularly in the United

States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine, sugar, or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our products. A decrease in customer consumption as a result of these health concerns or negative publicity could significantly reduce the demand for our products and could harm our business.

Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances or reports, whether true or not, of food or beverage-borne illness could reduce our sales.

Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our retail coffee shops could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. Our products may also be subject to food recalls or other regulatory warnings promulgated by the U.S. Food and Drug Administration (the “FDA”) or other regulatory bodies. For example, California’s Proposition 65 permits private enforcement against companies for allegedly failing to provide adequate health hazard warnings in the sale of certain products. We have previously received, and may receive in the future, notice of alleged violations, but have, to date, not been subject to private enforcement.

We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, potentially giving rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised shops could negatively affect sales at all our shops if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our shops. Additionally, even if food-borne illnesses were not identified at our shops, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.

Our expansion into new markets may present increased risks, which could affect our profitability.

We plan to open additional retail coffee shops in markets where we have little or no operating experience. The target consumer base of our shops varies by location depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics, and geography. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. New markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign operators to manage comparatively fewer shops than we assign in more developed markets. Also, until we attain a critical mass in a market, the shops we do open will have reduced operating leverage. As a result, these new shops may be less successful or may achieve target operating profit margins at a slower rate than existing shops did, if ever. If we do not successfully execute our plans to enter new markets, our business could be harmed.

We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, with respect to the real property that we own, owning real estate.

Our leases generally have initial terms of 15 years with renewal options in 5-year increments. Shop leases provide for a specified annual rent, with agreed increases (typically a 10% base rent increase per 5-year time period). Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities, which costs tend to increase each year. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, or until the lease is either assigned by us to a third party, or the site is relet by the landlord. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. Also, because we sometimes purchase real property for various shop locations and for office, warehouse, and manufacturing facilities, we’re subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends, and supply or demand for the use of the shops, which may result from competition from similar restaurants in the area as well as strict, joint, and several liability for environmental contamination at or from the property, regardless of fault.

Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

As of December 31, 2021, approximately 50% of our shops were operated by our franchise partners. With respect to our franchise strategy, we anticipate this will be a diminishing portion of our Outpost growth over time. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.

We receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised shops may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate shops in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified shop managers, employees, and other shop personnel or may not implement marketing programs and major initiatives such as shop remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.

Our franchise partners may not be able to secure adequate financing to open or continue operating our shops. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales and the impact on our profitability could be greater than the percentage decrease in these revenue streams.

While we are responsible for ensuring the success of our entire system of shops and for taking a longer term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our shops, which could harm our business even if we have a successful outcome in the dispute.

Actions or omissions by our franchise partners in violation of various laws may be attributed to us or result in negative publicity that affects our overall brand image, which may decrease consumer demand for our products. Franchise partners may engage in online activity via social media or activity in their personal lives that negatively impacts public perception of our franchise partners’ or our operations or our brand as a whole. This activity may negatively affect franchise partners’ sales and in turn impact our revenue.

In addition, various state and federal laws govern our relationship with our franchise partners and our potential sale of a franchise. A franchise partner and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchise partners and/or the imposition of fines or other penalties against us.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

Our continuous growth and expansion has placed, and may continue to place, significant demands on our management and our operational and financial resources. In connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various retail coffee shops and maintaining our culture across multiple offices and shops. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not always be available on acceptable terms. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business could be harmed.

Pandemics or disease outbreaks such as the COVID-19 pandemic have had, and may continue to have, an effect on our business and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact customer traffic at our retail coffee shops and may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus, including the continued spread of highly transmissible variants of the virus, has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities.

Such viruses may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could continue to cause employees or customers to avoid gathering in public places, which has had, and could further have, adverse effects on our customer traffic or the ability to adequately staff shops. We may be adversely affected if government authorities: impose restrictions on public gatherings, human interactions, operations of restaurants, or mandatory closures; seek voluntary closures; restrict hours of operations or impose curfews; restrict the import or export of products; or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations.

Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

Even though we have been deemed an “essential business” during this COVID-19 pandemic and have been allowed to remain in operation, there is no guarantee that in the event of a future pandemic or resurgence of the COVID-19 pandemic that we will receive the same designation. Regardless of our status as an essential business during the COVID-19 pandemic, we expect our operations will be disrupted if employees or employees of our franchise partners are suspected of having COVID-19 or other illnesses, since this requires us or our franchise partners to quarantine some or all such employees and close and disinfect our impacted shops. If a significant percentage of our workforce or the workforce of our franchise partners are unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition, or results of operations.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had certain adverse effects on our business and financial condition, including specific sales channels, construction costs, supply chain, and difficulties experienced by our partners and employees. Our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability, or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by the COVID-19 pandemic, and the corresponding response to contain the virus and treat those affected by it, prove to be.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how customers or our franchise partners will operate in a post COVID-19 environment. In addition, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, particularly in areas with lower vaccination rates, which may impact the general economic recovery. There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time.

We may be adversely affected by the effects of inflation.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased from 1.4% as of December 31, 2020 to 7.0% as of December 31, 2021. Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher costs for the raw materials we use to operate our business, higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As inflation increases, keeping wages competitive and maintaining general operating expenses at their current levels may be difficult. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we may take could negatively impact our customer engagement, including our subscriber base, and decrease our market share, and certain of our competitors -- particularly our larger, more established competitors -- may manage inflationary pressures better than we are able.

Risks Related to People and Culture

We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends partly upon the continued services of our founders, co-chief executive officers, and other executive officers. We rely on our leadership team in the areas of marketing, sales, customer experience, and selling, general and administrative. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business.

Changes in our executive management team may also cause disruptions in, and harm to, our business.

Tom Davin, Co-CEO, contributes deep expertise in operations and execution of business growth strategies, based on his significant retail industry background. Evan Hafer, CEO and Founder, provides coffee roasting expertise and in-depth knowledge and experience of military and veteran consumers based on his own significant prior experience in the military. Mat Best, Co-Founder and Chief Branding Officer, has a significant social media following and drives organic customer engagement.

Mr. Hafer and Mr. Best are instrumental to our marketing and publicity strategy and are closely identified with both the brand and us in general. They actively promote the brand through their large social media platforms and through various public appearances, and we believe that the unique personalities of our founders are part of our success. Our Founders’ public personas are more closely tied to our brand than other companies, and we believe that the continued engagement of our founders with our customers will be a contributor to our growth.

Additionally, our founders and executive officers occasionally travel in small aircraft to remote locations, sometimes together. They also engage in outdoor recreational activities that have known risks, such as bear hunting. These activities could put our founders at risk and cause potential harm to our business.

If the services of Mr. Hafer, Mr. Best, or Mr. Davin became unavailable to us for any reason, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our brand and developing and effectively executing on our strategies.

Changes in the availability of and the cost of labor could harm our business.

Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care, and workers’ compensation insurance costs, which, in a business such as ours, are significant costs and expected to grow as our headcount expands. In particular, certain of our employees are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.

Furthermore, the successful operation of our business depends upon our, and our franchise partners’, ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new company-operated and franchised shops and adversely impact the operations and profitability of existing shops.

Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we and our franchise partners are unable to recruit and retain sufficiently qualified individuals, our business could be harmed.

Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain, and to train employees to deliver consistently high-quality products and customer experiences, which could materially harm our business and results of operations. Furthermore, due to the COVID-19 pandemic, we could experience a shortage of labor for shop positions as concern over exposure to COVID-19 and other factors could decrease the pool of available qualified talent for key functions. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain the best talent.

Our unique workplace atmosphere may produce specific challenges.

We have regularly articulated a goal to hire 10,000 veterans. Failure to meet this goal, or perception that we have strayed from this goal in our hiring practices, may adversely affect our employee relationships and our reputation towards our customers. Moreover, veterans generally experience mental health issues, such as PTSD, at a higher rate than the average population, which could pose unique challenges in our workplace environment.

We maintain a policy of permitting employees and customers to carry firearms in the workplace and at our retail coffee shops. While we have never experienced any significant acts of violence at any of our locations in the past, such policy creates certain inherent risks and any accidents related therewith may subject us to liability.

Unionization activities may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations, and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new shops in such markets could materially increase.

Risks Related to Regulation and Litigation

We are subject to many federal, state, and local laws with which compliance is both costly and complex.

Our industry is subject to extensive federal, state, and local laws and regulations, including those relating to the preparation and sale of food and beverages or consumption and those relating to building and zoning requirements. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits, and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.

The development and operation of a retail coffee shop depends, to a significant extent, on the selection of suitable sites, which are subject to unique permitting, zoning, land use, environmental, traffic, and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards.

We are subject to the Fair Labor Standards Act and various other federal, state, and local laws that regulate the wages and hours of employees. These laws commonly apply a strict liability standard so that even inadvertent noncompliance can lead to claims, government enforcement actions, and litigation. These laws vary from state to state and are subject to frequent amendments and judicial interpretations that can require rapid adjustments to operations. Insurance coverage for violations of these laws is costly and sometimes is not available. Changes to these laws can adversely affect our business by increasing labor and compliance costs. The failure to comply with these laws could adversely affect our business as a result of costly litigation or government enforcement actions.

We are also subject to a variety of other employee relations laws including, but not limited to, the Family and Medical Leave Act and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations, and the National Labor Relations Act. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, we will need to continue to increase our compliance efforts in these areas, which may affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.

We are subject to compliance obligations of the Food Safety Modernization Acts (“FSMA”) and other regulations such as California’s Proposition 65. Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (“HACCP”) in our shops, many states have required restaurants to develop and implement HACCP, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business.

We are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the FTC. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements, and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading.

We are subject to a number of regulations applicable to the labeling and advertising of our products. The FDA promulgates a number of restrictions and guidelines on food labeling. For example, effective January 1, 2020, a revised FDA regulation requires the disclosure of the amount of added sugars in our products. We may incur significant costs to alter our existing labeling and packaging materials to comply with new FDA regulations, and new regulations may also negatively impact consumption patterns by consumers. Furthermore, the FTC promulgates a number of regulations regarding marketing and advertising that are applicable to our products, with which we must comply.

The FDA and the FTC require any claim on products to be truthful and not misleading. Failure to comply with these requirements may be subject to regulatory penalties or civil litigation. Our advertising often uses humor in conjunction with supportable facts about the products or their ingredients to engage with our customers and promote the brand. While we have not faced any liability concerning our advertising, an adverse ruling that our branding is misleading could harm our marketing and brand. We also sell certain products or merchandise labeled with an American flag even though they are not made in the United States, such as our coffee, which is roasted in the United States but sourced in traditional coffee growing regions, such as Latin America. If a customer or regulatory agency were to file suit over misleading advertising claims, whether or not they are successful, our business and brand reputation could be harmed.

We, as well as our vendors, are subject to stringent and changing laws, regulations, and industry standards related to data Processing, protection, privacy, and security. The actual or perceived failure by us, our customers, or vendors to comply with such laws, regulations, and industry standards may harm our business, financial condition, results of operations, and prospects.

We process personal information, confidential information, and other information necessary to provide our products and service and ensure that they are delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data privacy and regulation of privacy, information security, and processing has become a significant issue in the United States. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, and local laws, orders, codes, regulations, and regulatory guidance regarding privacy, information security, and processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, how the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data and operate our business.

Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business (“Adverse Data Protection Impact”).

We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, information security, and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”).

We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media, or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission (the “FTC”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, which among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (the “CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (“CDPA”) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies, and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals, or others.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers, and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could, if widely adopted, result in the use of third party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations, and prospects.

We and our franchise partners are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate franchises.

We and our franchise partners are subject to extensive government regulation at the federal, state, and local government levels, including by the FTC and FDA. These include, but are not limited to, regulations relating to the preparation and sale of beverages, menu and product labeling requirements, zoning and building codes, franchising, land use, and employee, health, sanitation, and safety matters. We and our franchise partners are required to obtain and maintain a wide variety of governmental licenses, permits, and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new shops and thus could harm our business. Any such failure could also subject us to liability from our franchise partners.

Additionally, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisors. The federal PRO Act would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor, thereby increasing the possibility of us being held liable for our franchise partners’ employment practices.

Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention, and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers, and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses or damages.

Our customers may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our retail coffee shops, including actions seeking damages resulting from food-borne illness or accidents in our shops. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The beverage and restaurant industry has also been subject to a growing number of claims that their menus and actions have led to the obesity of certain of their customers.

Occasionally, we and our franchise partners may become involved in disputes with neighbors, government officials, and landlords over the lines of cars attempting to visit our shops. These disputes could lead to the loss or changing of locations, changes to hours and operations, and costly litigation. If we are unable to reach agreement in future disputes or to alleviate pressure on certain shops by building additional shops or making operational changes, we may be required to close locations or alter operations at some locations. Lost sales and royalty payments caused by such closures or alterations, plus increased expenses from litigation, would harm our business.

Our business also carries a unique risk of liability in our industry regarding personal injury to employees and contractors. Our content creation team often produces videos and other media depicting risky or dangerous activities, showcasing stunts and activities with firearms, military vehicles, “extreme” sports, marksmanships, and other themes pursuing the lifestyle associated with our brand. While we take precautions to ensure the safety of all involved in creating this content, the activities carry an inherent risk that cannot be eliminated. If any individual were to suffer serious harm while involved with one of our productions, this could lead to litigation against us.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could harm our business.

Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory, and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage, and hour laws, among others, could potentially impact our operations and financial results.

Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Moreover, while we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could harm our business.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowance;
●	changes in tax laws, regulations or interpretations thereof; or
●	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition, and results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi- unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug, and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the beverage industry in general.

Following the Closing, we will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

Following the Closing, we now face increased legal, accounting, administrative and other costs and expenses as a public company that BRCC did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities BRCC had not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers.

The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to Our Corporate Structure

We are a public benefit corporation, and our focus on our public benefit company purpose may negatively impact our financial performance.

Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to balance the pecuniary interests of stockholders, the best interests of those materially affected by our conduct and our public benefit company purpose (the “PBC Purpose”). Therefore, we may take actions that it believes will be in the best interests of those stakeholders materially affected by our conduct and/or pursuant to the PBC Purpose even if those actions do not maximize our financial results. Our public benefit designation and obligation to provide an overall net benefit to us and our stakeholders and promote the PBC Purpose could cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause the price of our stock to decline.

Further, there is no assurance that we will be able to achieve the PBC Purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also the best interests of those materially affected by our conduct and the PBC Purpose. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the PBC Purpose and the interests of other stakeholders affected by the Company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely be permitted, but obligated, to consider the PBC Purpose and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of the PBC Purpose or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose. Therefore, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause the price of our stock to decline.

Our status as a public benefit corporation could make our acquisition, which may be beneficial to our stockholders, more difficult.

Our status as a public benefit corporation could make it more difficult for another party to obtain control of the Company. While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1986), and related cases, imposes upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. Our Board could reject a bid to acquire us in favor of pursuing the PBC Purpose, to the detriment of stockholders. Consideration of these competing interests would not preclude our Board from accepting a bid that maximizes short-term stockholder value. Rather, our board of directors could weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value, be in the best interests of those materially affected by our conduct and/or better promote the PBC Purpose and, if appropriate, could accept a bid that does not maximize the financial return to stockholders. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our capital stock, and deter potential acquirers of the Company, thereby reducing the likelihood that you would receive a premium for your stock in an acquisition.

Further, public benefit corporations may not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders committed to the public benefit can enforce this through derivative suits. By requiring that board of directors of public benefit corporations to consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for a board of directors to reject a hostile bid, even where the takeover would maximize the financial return to stockholders.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder interests and the PBC Purpose, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation, if they, individually or collectively, own at least 2% of its outstanding capital stock or at least $2.0 million in market value, are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

As a public benefit corporation, we are required to comply with various new reporting requirements, which, even if complied with, could result in harm to our reputation.

As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and success in achieving our specific public benefit purpose. If we are not able to provide this report in a timely or at all, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed and the value of our stock could decrease as a result.

Our only material assets are our direct and indirect interests in BRCC, and we are accordingly dependent upon distributions from BRCC to pay dividends and taxes and other expenses.

We are a holding company and have no material assets other than our managing member interest and direct and indirect limited liability company interests in BRCC. We have no independent means of generating revenue. We intend to cause our subsidiaries (including BRCC) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, we declare. The terms of any credit agreements or other borrowing arrangements we or our subsidiaries enter into in the future may impose restrictions on the ability to pay us dividends. To the extent that we needs funds, and any of our direct or indirect subsidiaries are restricted from making such distributions under these debt agreements or applicable law or regulation, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Delaware law, the Charter and the Bylaws contain certain provisions, including anti- takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Charter, the Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, the Charter and Bylaws include provisions regarding:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
●	the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the limitation of the liability of, and the indemnification of, our directors and officers;
●	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
●	the requirement that directors may only be removed from our Board for cause, upon the affirmative vote of the holders of at least 66 2/3% of the voting power of all of then outstanding shares of the voting stock, voting together as a single class;
●	the requirement that a special meeting of stockholders may be called only by our Board, the chairman of our Board or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;
●	the requirement for the affirmative vote of holders of (i) (a) at least 66-2/3%, in case of certain provisions or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Charter; and (ii) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
●	the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
●	advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

In addition, as a Delaware public benefit corporation, we are generally subject to provisions of Delaware law, including the DGCL. Although we elected not to be governed by Section 203 of the DGCL, certain provisions of the Charter, in a manner substantially similar to Section 203 of the DGCL, prohibit certain of our stockholders (other than Evan Hafer) who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.

Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

In addition, the provisions of the Investor Rights Agreement, as described below, provide the stockholders party thereto with certain board rights which could also have the effect of delaying or preventing a change in control.

The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The Charter provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to the Company or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against the Company or any of our current or former directors, officers, other employees, agents or stockholders (a) arising pursuant to any provision of the DGCL, the Charter (as it may be amended or restated) or the Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against the Company or any of our current or former directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum.

Notwithstanding the foregoing, the provisions of the Charter do not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in the Charter. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. Further, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision of the Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Certain significant stockholders and Authentic Brands’ members whose interests may differ from those of our public stockholders following the Business Combination have the ability to significantly influence our business and management.

Pursuant to the Investor Rights Agreement that we have entered into at the Closing in connection with the Business Combination, we agreed to nominate two designees by Engaged Capital (on behalf of certain affiliates of Engaged Capital (the “Engaged Equityholders”)) and three designees by Evan Hafer (including himself) to serve on our Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in the Company and Authentic Brands held as of the Closing, without duplication. In addition, until the fifth anniversary of the Closing Date, the Sponsor, the Engaged Equityholders and certain other equityholders party to the Investor Rights Agreement agree to vote all of their voting stock with respect to election and removal of directors as directed by Evan Hafer. Separately, certain specific actions shall be approved by two-thirds of the directors then office. As a result, Evan Hafer effectively controls a majority of the votes on director elections and removals. Accordingly, Evan Hafer is able to significantly influence the approval of actions requiring our Board’s approval through its voting power. Evan Hafer retains significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, Evan Hafer could influence whether acquisitions, dispositions and other change of control transactions are approved.

Risks Related to an Investment in Our Securities.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, following the Business Combination, fluctuations in our price could contribute to the loss of all or part of your investment. Prior to the Business Combination, there had not been a public market for our Class A Common Stock. Accordingly, the valuation ascribed to us and our securities in this Annual Report may not be indicative of the price that will prevail in the trading market in the coming months. If an active market for our securities develops and continues, the trading price of our securities following the Closing could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning BRCC or the asset management industry in general;
●	operating and share price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of our Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

A significant portion of our Class A Common Stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

The market price of shares of our Class A Common Stock could decline as a result of substantial sales of our Class A Common Stock (particularly by our significant stockholders), a large number of shares of our Class A Common Stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Sales of a substantial number of shares of common stock in the public market could occur at any time.

In connection with the Business Combination, we and certain of our stockholders entered into the Investor Rights Agreement, pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. Certain parties to the Investor Rights Agreement have agreed not to sell, transfer, pledge or otherwise dispose of shares of our Class A Common Stock they hold during the Lock-Up Period (other than with respect to any shares purchased in the PIPE Investment, the Forward Purchase Investment and the Backstop Investment). However, upon expiration of the Lock-Up Period, the sale of shares of our Class A Common Stock or the perception that such sales may occur, could cause the market price of our securities to drop significantly.

In addition, in connection with the Business Combination, we issued certain shares of Class C Common Stock and Authentic Brands issued certain Restricted Common Units, both of which are restricted subject to the Vesting Events. Once the Vesting Events are satisfied, the shares of Class C Common Stock will convert into shares of Class A Common Stock and the Restricted Common Units will become Common Units, and holders thereof will receive a corresponding number of Class B Common Stock in the Company, which Common Units may be exchanged for Class A Common Stock pursuant to the terms of the LLC Agreement, which Class A Common Stock may be freely tradable upon expiration of the Lock-Up Period and subject to securities laws restrictions.

We may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our incentive plans, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of our Class A Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in the Company will decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; or
●	the market price of your shares of our Class A Common Stock may decline.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are designated as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of BRCC as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our founder, Evan Hafer, beneficially owns approximately 65% of the combined voting power of our voting securities. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

●	are not required to have a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;
●	are not required to have a compensation committee that is composed entirely of independent directors; and
●	are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Common Stock and Public Warrants are currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of NYSE. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that shares of our Class A Common Stock are a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our management has limited experience in operating a public company.

Certain of our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company following the Business Combination that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our Class A Common Stock.

In connection with the Business Combination, we assumed from SilverBox warrants to purchase 17,766,641 shares of our Class A Common Stock, each exercisable to purchase one Class A ordinary share at $11.50 per share. Such Warrants, when and if exercised, will increase the number of issued and outstanding shares of Class A Common Stock and may reduce the value of the Class A Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The material properties used by the Company in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations as follows:

#	Property Location	Approximate Size	Function	Owned/Leased
1	Salt Lake City, UT	30,295	HQ, Corporate and Manufacturing	Owned
2	San Antonio, TX	33,980	Corporate	Owned
3	Manchester, TN	65,000	Corporate and Manufacturing	Owned

As of December 31, 2021, the Company had eight company-operated stores, all of which are leased. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants to purchase Class A Common Stock began trading on the NYSE under the symbols “BRCC” and “BRCC WS,” respectively, on February 10, 2022, in connection with the closing of the Business Combination.

Holders

As of March 11, 2022, there were 45 holders of record of our Class A Common Stock and 2 holders of record of our Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

It is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Company’s board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of the Board. Further, the ability of the Company to declare dividends may be limited by the terms of financing or other agreements entered into by it or its subsidiaries from time to time.

Warrants

As of March 15, 2022, there were 11,499,974 Public Warrants and 6,266,667 Private Placement Warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants and the Private Placement Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation.

Securities Authorized for Issuance Under Equity Compensation

Prior to the closing of the Business Combination (including as of the end of the last fiscal year), the Company did not maintain any equity compensation plans. In connection with the Business Combination, the Company’s stockholders approved the Company’s EIP and the Company’s ESPP.

Performance graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Forward Purchases

In connection with the Closing of the Business Combination, on February 9, 2022, the Company issued 10,000,000 shares of Class A Common Stock to the Engaged Capital Investors, at $10.00 per share, in exchange for 10,000,000 shares of SilverBox Class C Common Stock issued to the Engaged Capital Investors pursuant to the Forward Purchase Agreement.

The shares of Class A Common Stock issued to the Engaged Capital Investors in connection with the Forward Purchase Investment have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

PIPE Investment and Backstop Investment

In connection with the Closing of the Business Combination, on February 9, 2022, the Company issued (i) 10,000,000 shares of Class A Common Stock to the PIPE Investors, at $10.00 per share, in exchange for 10,000,000 shares of SilverBox Class C Common

Stock issued to the PIPE Investors pursuant to the PIPE Subscription Agreements in connection with the PIPE Investment for aggregate proceeds of $100,000,000 and (ii) 10,000,000 shares of Class A Common Stock to the PIPE Investors, at $10.00 per share, in exchange for 10,000,000 shares of SilverBox Class C Common Stock issued to the Backstop Investors in connection with the Backstop Investment pursuant to the Subscription Agreements for aggregate proceeds of $100,000,000.

The shares of Class A Common Stock issued to the PIPE Investors in connection with the PIPE Investment and the Backstop Investment have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Business Combination Consideration

In connection with the Closing of the Business Combination, on February 9, 2022, the Company issued 139,106,323 shares of Class B Common Stock and 1,388,125 shares of Class C Common Stock, representing 694,062 shares of Series C-1 Common Stock and 694,063 shares of Series C-2 Common Stock. The issuances were made to the applicable holders, each of whom is an accredited investor, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

First Tier Vesting Event

In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Series C-1 Common Stock were exchanged for 694,062 shares of Class A Common Stock and 9,926,563 Restricted Common Units were converted into Common Units and the Company issued 9,926,563 shares of Class B Common Stock to the holders thereof. The issuances have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “we,” “us,” “our,” “Black Rifle Coffee Company,” “BRCC” and the “Company” in this section are to the business and operations of Authentic Brands LLC and its consolidated subsidiaries (d/b/a Black Rifle Coffee Company). The following discussion and analysis should be read in conjunction with the audited annual consolidated financial statements and related notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data in this Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause BRCC’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in Part I, Item 1A, Risk Factors in this Report.

Overview

BRCC is a rapidly growing, veteran-controlled and led coffee and media company with an incredibly loyal and quickly expanding community of more than 2 million lifetime consumers, more than 287,000 active Coffee Club subscribers, and 11.7 million social media followers across BRCCs, co-founders’, and key media personalities’ accounts as of December 31, 2021. At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self- produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active military, veterans, first responders, and those who love America.

We utilize a three-pronged approach to craft a unique brand that resonates with our customer base and enhances brand loyalty: Inform, Inspire, and Entertain. We want our audience to love coffee as much as we do, so we strive to inform them on all the awesome facets to coffee. Every day we work to inspire our customers; we take pride in the coffee we roast, the veterans we employ and the causes we support. We give back to the community and are committed to support those who serve. Our “Entertain” marketing strategy drives brand excitement, along with valuable customer insights and data.

We own two roasting facilities, one focused on large batch and the other on small batch. Our coffee beans are primarily roasted in-house in the United States to ensure consistency and quality of product. Our coffee beans have an 83-point grade or higher and are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.

We have experienced strong revenue growth since inception. Revenue increased to $233.1 million for the year ended December 31, 2021, from $163.9 million for the year ended December 31, 2020, representing growth of 42%. Revenue increased to $163.9 million for the year ended December 31, 2020, from $82.1 million for the year ended December 31, 2019, representing growth of 100%. Growth in the year ended December 31, 2021, was primarily driven by a significant expansion of our customer base, increasing Wholesale stores, and new Outpost openings. Growth in the year ended December 31, 2020, was primarily driven by a significant expansion in the DTC sales channel.

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels: DTC, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Wholesale channel includes products sold to an intermediary such as convenience, grocery, drug, and mass merchandise stores, as well as outdoor, DIY, and lifestyle retailers, who in turn sell those products to consumers. Our Outpost channel includes revenue from our company-operated and franchised Black Rifle Coffee retail coffee shop locations.

The Business Combination

On February 9, 2022, we completed the Business Combination contemplated by the Business Combination Agreement. As a result of the Business Combination Agreement and following the consummation of a series of mergers pursuant thereto, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof. The Business Combination was accounted for under ASC 805, Business Combinations as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination is expected to be reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at fair value (which is expected to approximate historical cost), with no goodwill or other intangible assets recorded. This accounting treatment was determined as the individual controlling Authentic Brands prior to the Business Combination also controlled the combined company post business combination.

Effects of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns in affected areas, reduced economic activity, and changes in consumer behavior.

Despite these COVID-19 pandemic disruptions, which have affected the businesses of our consumers, wholesale partners, and suppliers, our business has been positively affected by the increase in e-commerce spending and strengthening of our company brand. As we entered 2020, great momentum from 2019 continued to be reflected in the strong sales performance throughout the first quarter of 2020. Our revenue was positively impacted during the final weeks of the first quarter of 2020 due to the increase in consumer e-commerce spending and temporary store closures attributed to the COVID-19 pandemic. During the second quarter of 2020, our DTC revenues significantly benefited from a demand surge for in-home coffee products as we saw consumers change their coffee consumption experience, as well as more consumers shopping online while sheltering-in-place. The unprecedented demand continued throughout the remainder of the year. Conversely, our wholesale revenues were temporarily adversely impacted due to temporary store closures for our customers attributed to the COVID-19 pandemic. Offsetting the impact related to these temporary store closures was revenue related to a new product sales and marketing agreement with a large retailer to sell select coffee products and merchandise items to the retailer to be sold in their stores and website. In addition, we introduced a new canned RTD coffee product in early 2020, which expanded our product offering and further strengthened our revenue. This canned RTD coffee product is primarily sold through our Wholesale channel. We have continued to experience revenue growth throughout 2021. This revenue growth has primarily been driven by our Wholesale channel as we expanded our market with businesses and retailers. Revenue growth of our DTC channel has normalized as consumers return to the office.

To date, we have experienced minimal supply-chain disruptions as a direct result of the COVID-19 pandemic. Additionally, restrictions or disruptions of transportation did not result in significantly higher costs or delays for us during 2020. We increased in-house production of our products and increased inventory purchase orders to align with demand forecasts at the time and safeguard against potential supply chain disruptions. These actions contributed to higher -than -expected inventory levels throughout the year to meet overall demand in our DTC channel and Wholesale channel, particularly in the fourth quarter of 2020. As we continue to expand our business, we have continued to maintain sufficient inventory levels throughout 2021.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Our ability to promote and maintain brand awareness and loyalty is critical to our success. We believe we have created a highly efficient marketing strategy that provides us the ability to increase brand awareness and drive consumer interaction. Consumer appreciation of our brands is primarily reflected in the increase of our DTC channel and the additional retail accounts in our Wholesale channel. We expect to continue to develop and implement forward-looking brand strategies that leverage social media and employ targeted digital advertising to expand the reach of our brand.

Our Ability to Grow Our Customer Base in Our DTC, Outposts, and Wholesale Channels

We are currently growing our customer base through our DTC, Outposts, and Wholesale channels. Today we have over 287,000 Coffee Club subscribers and that number continues to grow through various offerings. We continue to grow our retail footprint through company-owned and franchised Outposts. Our products are also sold through a growing number of physical retail channels. Wholesale customers include large national retailers, regional retailers, distributors, and dealers.

Our Ability to Acquire and Retain Customers at a Reasonable Cost

We believe our ability to consistently acquire and retain customers at a reasonable cost will be a key factor affecting our future performance. While we have a strong presence in major markets, we still have the opportunity to grow brand awareness, with less than 20% aided awareness in any region of the country today. To accomplish this goal, we intend to grow our brand awareness through various avenues such as national television and radio advertising, and through select sponsorship opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Google, and YouTube, even as some of these platforms, such as Apple, have implemented operating system changes that negatively impact our ability to measure and target advertising. Our digital capabilities provide a distinct advantage and enable us to form direct relationships with our customers and capture valuable customer data and insights. We utilize digital marketing tools to optimize our marketing initiatives and drive our brand reach.

Our Ability to Drive Repeat Usage of Our Products

We accrue substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Our Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added two high-caffeine, boldly-flavored 15-ounce SKUs. All four items have grown to become top-25 products in the RTD coffee category on a dollar to percent average cost value basis and can be found in more than 42,000 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality beans possible to deliver to our customers.

Our Ability to Manage Our Supply Chain

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States. The majority of our green coffee beans come from Colombia and

Brazil, but since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 99% of our bagged roasted coffee is roasted in-house. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, Edwin Parnell, leads cupping, grading, scoring, and sourcing of our coffees.

Components of Our Results of Operations

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns, as well as discounts for certain sales programs, promotions, and loyalty rewards.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, lease expenses and other overhead costs related to certain aspects of production, warehousing, fulfillment, shipping, and credit card fees.

Operating Expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts, including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and stock-based compensation for our finance, legal, human resources, and general corporate personnel. Also included are other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Interest Expense

Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts and deferred financing costs, and extinguishment of debt costs for the year ended December 31, 2021.

Results of Operations

The following table represents the selected results of operations for BRCC for the periods indicated.

	Fiscal Year December 31,
	($in thousands)
	2021	2020	2019
Revenue, net	$233,101	$163,909	$82,128
Cost of goods sold	143,414	94,500	46,423
Gross profit	89,687	69,409	35,705
Operating expenses
Marketing and advertising	36,358	25,513	13,349
Salaries, wages and benefits	38,746	24,194	13,129
General and administrative	26,162	13,922	9,343
Total operating expenses	101,266	63,629	35,821
Income (loss) from operations	(11,579)	5,780	(116)
Other income (expense)
Interest expense	(2,033)	(1,047)	(733)
Other income (expense), net	(55)	(227)	91
Total other expense, net	(2,088)	(1,274)	(642)
Earnings (loss) before income taxes	(13,667)	4,506	(758)
State income tax expense	178	185	14
Net income (loss)	$(13,845)	$4,321	$(772)

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

	Fiscal Year December 31,
	($in thousands)
	2021	2020	Change	%
Revenue, net	$233,101	$163,909	$69,192	42%
Cost of goods sold	143,414	94,500	48,914	52%
Gross profit	89,687	69,409	20,278	29%
Gross margin (gross profit as % of revenue, net)	38.5%	42.3%
Total operating expenses	101,266	63,629	37,637	59%
Interest expense	(2,033)	(1,047)	986	94%

Revenue, net

Net revenue for the year ended December 31, 2021 increased $69.2 million, or 42%, to $233.1 million as compared to $163.9 million for the corresponding period in 2020.

The increase was driven by continued growth in our DTC channel, new products sold and increased points of distribution in our Wholesale channel, and the opening of new company-owned Outposts. DTC channel net revenue increased in aggregate by $27.6 million, or 20%, to $165.3 million for the year ended December 31, 2021 as compared to $137.7 million for the corresponding period in 2020 due to an increase in number of customers and sales of new products on subscription.

For the year ended December 31, 2021, net revenue for our Outpost channel increased $9.2 million, or 329%, to $12.0 million as compared to $2.8 million for the corresponding period in 2020. We opened a total of seven new company-operated Outposts in Texas, Tennessee, and Utah in 2021.

For the year ended December 31, 2021, net revenue from our Wholesale channel increased $32.4 million, or 139%, to $55.8 million as compared to $23.4 million for the corresponding period in 2020. The largest increase came from RTD drink product sales through national distributors and retail accounts, and product sales with a large retail chain.

Cost of goods sold

For the year ended December 31, 2021, cost of goods sold increased $48.9 million, or 52%, to $143.4 million as compared to $94.5 million over the corresponding period prior year. The increase was partially driven by higher sales and product mix shift, as RTD has higher product costs and lower margins as compared to bagged coffee. In addition, shipping costs, which includes inbound freight, outbound freight, and intracompany freight, increased due to carrier and courier rate increases. Gross margin decreased 380 basis points to 38.5% for the year ended December 31, 2021 as compared to 42.3% for the year ended December 31, 2020.

Operating expenses

Operating expenses for the year ended December 31, 2021 increased $37.6 million, or 59%, to $101.3 million as compared to $63.6 million for the corresponding period in 2020.

Salaries, wages and benefits increased $14.5 million, or 60%, to $38.7 million for the year ended, December 31, 2021, compared to $24.2 million for the corresponding period in 2020. We increased employee headcount to respond to our significant sales growth and invested in existing channels as we built out additional revenue streams and expanded products lines, which resulted in higher salaries, wages and benefits. In addition, in 2021, we continued to strengthen our marketing and advertising capabilities with national radio, television, and billboard advertising placements and in-house production of content. This resulted in increased marketing and advertising expenses of $10.8 million, or 43%, to $36.4 million for the year ended December 31, 2021, compared to $25.5 million for the corresponding period in 2020. In addition, General and Administrative expenses increased $12.2 million, or 88%, to $26.2 million for the year ended December 31, 2021 as compared to $13.9 million for the same period 2020. The increase is due to the addition of corporate infrastructure to support the growth of our business across multiple channels. We also experienced increased costs related to travel related expenses as the Company re-opened corporate offices and the government loosened travel restrictions.

Interest Expense

Interest expense for the year ended December 31, 2021 increased $1.0 million, or 94%, to $2.0 million as compared to $1.0 million for the corresponding period in 2020.

The increase in interest expense was primarily attributed to a loss on the extinguishment of debt incurred in August 2021 of $0.7 million. The additional increase was related to the Company entering into several debt agreements to finance its purchases of property and equipment for corporate office locations, Outposts, and manufacturing facilities.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

	Fiscal Year December 31,

	($in thousands)
	2020	2019	Change	%
Revenue, net	$163,909	$82,128	$81,781	100%
Cost of goods sold	94,500	46,423	48,077	104%
Gross profit	69,409	35,705	33,704	94%
Gross margin (gross profit as % of revenue, net)	42.3%	43.5%
Total operating expenses	63,629	35,821	27,808	78%
Interest expense	(1,047)	(733)	314	43%

Revenue, net

Net revenue for the year ended December 31, 2020 increased $81.8 million, or 100%, to $163.9 million as compared to $82.1 million for the year ended December 31, 2019.

The increase was primarily due to the rapid growth in our DTC channel, a sales and marketing agreement with a large retailer in our Wholesale channel, and a newly opened company-operated store in our Outpost channel. DTC net revenue increased $64.1 million, or 87%, to $137.7 million in fiscal 2020 as compared to net revenues of $73.6 million in fiscal 2019, due to continued growth in DTC sales fueled by a surge for in-home coffee products as consumers changed their coffee consumption experience attributed to the COVID-19 pandemic. Concurrently, we expanded our subscription offerings that included new products on subscription.

Outpost net revenue increased $2.0 million, or 245%, to $2.8 million for fiscal 2020 as compared to $0.8 million in fiscal 2019, primarily due to a newly opened company-operated retail store in San Antonio, TX.

Wholesale net revenue increased $15.6 million, or 203%, to $23.4 million for fiscal 2020 as compared to $7.7 million in fiscal 2019. We launched the RTD product line, which experienced rapid growth and adoption through a national distributor network. In addition, we entered into a product sales and marketing agreement with a large retailer to sell our products in their locations and on their website.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2020 increased $48.1 million, or 104%, to $94.5 million as compared to $46.4 million for the year ended December 31, 2019.

The increase is partly driven by product mix as RTD has higher product costs and lower gross margins as compared to bagged coffee. In addition, shipping costs, which includes inbound freight, outbound freight, and intracompany freight, increased due to significant carrier and courier rate increases. Gross margin decreased 120 basis points to 42.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to higher shipping cost, partially offset by improved margins and leverage in e commerce and merchant fees.

Operating expenses

Operating expenses for the year ended December 31, 2020 increased $27.8 million, or 78%, to $63.6 million as compared to $35.8 million for the year ended December 31, 2019.

For year ended December 31, 2020, salaries, wages and benefits increased $11.1 million, or 84%, to $24.2 million as compared to $13.1 million for fiscal 2019. In 2020, we experienced significant growth related to the COVID-19 pandemic. We increased employee headcount to be responsive to this growth, which resulted in higher salaries, wages, and benefits costs. In addition, General and Administrative expenses increased $4.6 million, or 49%, to $13.9 million in fiscal 2020 as compared to $9.3 million in fiscal 2019. The increase is due to the addition of corporate personnel and infrastructure to support the growth of our business across multiple channels.

Interest Expense

Interest expense for the year ended December 31, 2020 increased $0.3 million, or 43%, to $1.0 million as compared to $0.7 million for the year ended December 31, 2019.

The increase in interest expense is primarily attributed to increase in our long-term debt. In 2020, we entered into a loan and security agreement, several mortgages to purchase leased buildings, and an equipment financing arrangement.

Liquidity and Capital Resources

Our principal use of cash is to support operational expenses associated with non-capitalizable start-up costs, which largely consist of working capital requirements related to inventories, accounts payable, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, stores buildout and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of December 31, 2021, our cash and cash equivalents were $18.3 million, working capital of $(6.0) million, and $19.1 million of available borrowings under our credit facilities. The Company had $12.0 million of borrowings outstanding classified as current debt as of December 31, 2021. The Company also received $126.8 million in net cash proceeds from the Business Combination. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

Mortgages, Equipment Line, Revolving Line of Credit, and Promissory Note

In July 2020, we entered into mortgage loan agreements to refinance the purchase of buildings for a total of $5.5 million at an interest rate of 3.67% per annum. The loans are secured by the real property financed. The loans mature on July 29, 2025. The loans are payable in monthly installments of principal and interest commencing on August 29, 2020. The loans are subject to quarterly covenants related to fixed charge coverage, cash flows, and dividends and distributions.

In April 2021, we entered into mortgage loan agreement to purchase a building for a total of $2.2 million at an interest rate of 3.60% per annum. The loan is secured by the real property financed. The loan matures on April 29, 2026. The loan is payable in monthly installments of principal and interest commencing on May 29, 2021.

The loans are subject to quarterly covenants related to cash flows, dividends and distributions and the Company was in compliance with all covenants related to these mortgage loan agreements as of December 31, 2021.

In July 2020, we entered into an equipment financing agreement which provided a credit line totaling $3.3 million at an interest rate of LIBOR plus 3.50% (the “Equipment Line”). The Equipment Line was amended in April 2021 to include additional availability of $10.0 million. Further, in July 2021, an additional $6.0 million was added to the availability of the Equipment Line. In September 2021, $2.0 million outstanding on the Equipment Line was converted to a 60-month term loan to be utilized for retail expansion (the “Retail Facility”). The Equipment Line is secured by the equipment financed. The Equipment Line matures the earlier of (i) five years subsequent to the equipment project completion or (ii) August 1, 2026. As of December 31, 2021, the Company has available credit under the Equipment Line and the Retail Facility of $8.2 million and $4.1 million, respectively.

In April 2021, we entered into a $10.0 million revolving line of credit agreement (the “Credit Facility”). The Credit Facility earns a floating interest rate calculated at the prime rate plus zero percent.

In November 2021, the Company entered into an amendment to increase the available line under the Credit Facility to $25 million. Interest only payments are due and payable in installments commencing November 30, 2021 and continue regularly until the entire amount outstanding is due on June 30, 2023. Borrowings under the Credit Facility are subject to a borrowing base on qualified collateral values. As of December 31, 2021, the balance of the Credit Facility was $8.0 million. The interest rate for the Credit Facility was the Prime rate plus 1% and the amount of borrowings available was $1.8 million.

In November 2021, the Company entered into a revolving loan agreement to borrow an aggregate principal amount not to exceed $15 million (the Promissory Note). The Promissory Note matures on June 30, 2022 (Initial Maturity) with an option to extend the term by one year to June 30, 2023 (Extended Maturity). The Promissory Note accrues interest of 7% per annum until Initial Maturity and then 12% per annum until the Extended Maturity date. As of December 31, 2021, the amount of borrowings available was $5 million.

As of December 31, 2021, the Company has $2.8 million of outstanding note payable agreements with a weighted average interest rate of 1.01%. The notes are payable in annual installments scheduled to be paid in full in 2025.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year
	December 31,
	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$(7,691)	$11,546	$4,144
Investing activities	$(19,287)	$(9,760)	$(1,106)
Financing activities	$9,680	$28,811	$(2,166)

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.

Net cash used in operating activities was $7.7 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $11.5 million for the year ended December 31, 2020. The $19.2 million decrease was primarily due to a net loss from operations of $13.8 million for the year ended December 31, 2021, compared to net income of $4.3 million for the same period in 2020. In addition, the change in prepaid expenses and other assets increased $4.2 million compared to the same period in 2020 mainly due to an increase in prepaid marketing expenses of $2.0 million and an additional increase in transaction costs. The increases were slightly offset by higher non-cash depreciation, amortization and equity-based compensation expenses in 2021.

Investing Activities

Net cash used in investing activities was $19.3 million for the year ended December 31, 2021, compared to net cash used in investing activities of $9.8 million for the year ended December 31, 2020. The $9.5 million increase in net cash used was primarily due to continued spend on capital expenditure projects for our Outpost locations, roasting facilities, and corporate offices.

Financing Activities

Net cash provided by financing activities was $9.7 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $28.8 million for the year ended December 31, 2020. The $19.1 million decrease in net cash from financing activities was primarily due to repayments of long-term debt and Series A preferred distributions during the year ended December 31, 2021.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Operating Activities

Net cash provided by operating activities was $11.5 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $4.1 million for the year ended December 31, 2019. The $7.4 million increase was primarily due to net income from operations of $4.3 million, increase in accounts payable due to timing of payables and cash payments of $7.0 million, increase in accrued liabilities of $6.4 million due to timing of expenditures and invoice receipts, and an increase in deferred revenue and gift card liability of $3.3 million primarily due to increase in revenue volumes and the establishment of a loyalty reward program. Offsetting these activities are cash used for purchases of inventory of $10.9 million to address inventory levels to meet growth due to customer demands.

Investing Activities

Net cash used in investing activities was $9.8 million for the year ended December 31, 2020, compared to net cash used in investing activities of $1.1 million for the year ended December 31, 2019. The $8.7 million increase was primarily due to purchases of property and equipment related to our Outpost locations, roasting facilities, and corporate offices.

Financing Activities

Net cash provided by financing activities was $28.8 million for the year ended December 31, 2020, compared to net cash used in financing activities of $2.2 million for the year ended December 31, 2019. The $31.0 million increase was primarily due to issuance of Series A preferred equity, net of $145.1 million and issuance of long-term debt of $16.4 million. Offsetting these activities are cash used to repurchase member units in the amount of $125 million and cash used for payments of long-term debt of $7.3 million.

Commitments

As of December 31, 2021, we had no off-balance sheet debt or arrangements, except for operating leases entered into in the normal course of business and purchase commitments relating to inventory as discussed below.

In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $2.25 million through December 31, 2022.

In November 2021, the Company entered into a manufacturing and purchase agreement to purchase coffee product from a third-party supplier. The term remains in effect until December 31, 2023. The minimum purchase amount is based on quantity and will range from approximately $8.8 million to $10.4 million on an annual basis.

Critical Accounting Policies

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 606. Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we received, or expect to receive, in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.

The majority of our revenue is derived from the sale of our products. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.

Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which is defined by the commercial terms of each purchase but typically occurs at the date of delivery of the merchandise to the customer. As such, customer orders are recorded as deferred revenue prior to delivery of products. In determining whether control has transferred, we considered whether risks and rewards of ownership have transferred to the customer. We estimate which shipments have been delivered and recognize corresponding revenue at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from our estimates.

Loyalty Rewards Program

We have a loyalty points rewards program (the “Loyalty Program”) that is primarily a spend-based program. Customers can earn 1% or 3% on purchases depending on whether the purchase is a subscription or non-subscription. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. Loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferrable.

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. Loyalty points that are estimated to be unredeemed is based on a historical percentage of expired points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in deferred revenue and gift card liability on the consolidated balance sheets.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale.

Equity Based Compensation

The Company grants equity-based awards to certain employees and non-employee directors. The Company records equity-based compensation expense based on the fair value of equity awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions.

The Company engages a third-party appraiser (the “Appraiser”) to assist management in estimating the fair value of common stock and incentive units. The Appraiser considers all three valuation approaches to value the Company’s total equity: the income approach, market approach and cost approach but typically relies primarily on the income and market approaches. The Appraiser then weights the selected approaches considering the reliability of each approach as of the grant date. Subsequently, the Appraiser allocates the total equity value to the classes of shares. Discounts for lack of marketability are considered based on the facts and circumstances of the class of shares at each grant date.

Applying these valuation and allocation approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses and cash flows, as well as discount rates, valuation multiples, the selection of comparable public companies and comparable transactions and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation as of each valuation date and may have a material impact on the valuation of the Company’s equity and equity awards. These estimates involve inherent uncertainties and, if different assumptions had been used, equity-based compensation expense could have been materially different from the amounts recorded.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 8 of Part II of this 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has made one, of their potential impact on our consolidated financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies for up to five years or until we are no longer an emerging growth company. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in costs of key operating resources such as coffee beans, dairy products, aluminum cans and other materials and commodities. The availability and prices of coffee beans and other commodities are subject to significant volatility. Increases in the “C” coffee commodity price increase the price of high-quality coffee. We generally enter into fixed price purchase commitments.

The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, inventory levels, political and economic conditions. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability.

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our Credit Facility bears a variable interest rate based on the prime rate plus 1%. The Equipment Line bears a variable interest rate based on LIBOR plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2021, we had $8.0 million outstanding on the Credit Facility with available borrowings of $1.8 million. As of December 31, 2021, we had $5.1 million outstanding on the Equipment Line with available borrowings of $8.2 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates.

Inflation

Inflationary factors such as increases in the cost of our products, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and operating expenses as a percentage of net revenue, if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data

Authentic Brands LLC

Audited Consolidated Financial Statements of Authentic Brands LLC as of December 31, 2021 and 2020 and for the three years ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BRC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Authentic Brands LLC (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, members' deficit, and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Antonio, Texas

March 16, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
BRC Inc.
Salt Lake City, UT

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, members’ deficit, and cash flows of Authentic Brands, LLC (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We began serving as the Company’s auditor in 2018 and became the predecessor auditor in 2020.

Houston, Texas

April 10, 2020, except for the segment information described in Note 2, as to which the date is November 10, 2021

AUTHENTIC BRANDS LLC

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, except unit amounts)

	December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,334	$35,232
Accounts receivable, net	7,442	3,629
Inventories	20,872	16,041
Prepaid expenses and other current assets	6,377	2,186
Total current assets	53,025	57,088
Property and equipment, net	31,114	14,714
Identifiable intangibles, net	167	191
Restricted cash	—	400
Other	2,776	149
Total assets	$87,082	$72,542

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$17,387	$11,527
Accrued liabilities	22,233	16,063
Deferred revenue and gift card liability	7,334	4,615
Current maturities of long-term debt, net	11,979	866
Current maturities of capital lease obligations	85	469
Total current liabilities	59,018	33,540
Non-current liabilities:
Long-term debt, net	22,712	12,170
Capital lease obligations, net of current maturities	228	727
Other non-current liabilities	334	—
Total non-current liabilities	23,274	12,897
Total liabilities	82,292	46,437
Commitments and Contingencies (Note 8)
Series A preferred equity, less issuance costs (151,406 and 150,000 units authorized, issued and outstanding as of December 31, 2021 and 2020, respectively)	154,281	128,983
Members’ deficit (18,769 Class A units and 73,890 Class B units authorized, issued and outstanding as of December 31, 2021 and 2020)	(149,491)	(102,878)
Total liabilities, Series A preferred units and members’ deficit	$87,082	$72,542

See notes to consolidated financial statements.

AUTHENTIC BRANDS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Year Ended December 31
	2021	2020	2019
Revenue, net	$233,101	$163,909	$82,128
Cost of goods sold	143,414	94,500	46,423
Gross profit	89,687	69,409	35,705
Operating expenses
Marketing and advertising	36,358	25,513	13,349
Salaries, wages and benefits	38,746	24,194	13,129
General and administrative	26,162	13,922	9,343
Total operating expenses	101,266	63,629	35,821
Income (loss) from operations	(11,579)	5,780	(116)
Other income (expense):
Interest expense	(2,033)	(1,047)	(733)
Other income (expense), net	(55)	(227)	91
Total other expense, net	(2,088)	(1,274)	(642)
Earnings (loss) before income taxes	(13,667)	4,506	(758)
State income tax expense	178	185	14
Net income (loss)	$(13,845)	$4,321	$(772)

See notes to consolidated financial statements.

AUTHENTIC BRANDS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Amounts in Thousands)

	Members’	Accumulated
	Interest	Deficit	Total
Balance at January 1, 2019	$10,881	$(9,700)	$1,181
Equity-based compensation	143	—	143
Repayment of notes receivable from members	199	—	199
Repurchase member units	(2,000)	—	(2,000)
Net loss	—	(772)	(772)
Balance at December 31, 2019	$9,223	$(10,472)	$(1,249)
Equity-based compensation	1,929	—	1,929
Non-employee equity-based compensation	1,384	—	1,384
Issuance of members units, net of issuance costs of $559	16,551	—	16,551
Series A preferred discount amortization	(870)	—	(870)
Repayment of notes receivable from members	56	—	56
Repurchase member units	(125,000)	—	(125,000)
Net income	—	4,321	4,321
Balance at December 31, 2020	$(96,727)	$(6,151)	$(102,878)
Equity-based compensation	3,204	—	3,204
Non-employee equity-based compensation	1,492	—	1,492
Series A preferred discount amortization and equity distribution	(34,511)	—	(34,511)
Repurchase of member units	(2,953)	—	(2,953)
Net loss	—	(13,845)	(13,845)
Balance at December 31, 2021	$(129,495)	$(19,996)	$(149,491)

See notes to consolidated financial statements.

AUTHENTIC BRANDS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31
	2021	2020	2019
Operating activities
Net income (loss)	$(13,845)	$4,321	$(772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,895	1,375	933
Equity-based compensation	3,204	1,929	143
Non-employee equity-based compensation	1,492	1,384	—
Amortization of debt issuance costs	358	133	314
Loss on extinguishment of debt	726	—	—
Bad debt expense (recovery)	(51)	195	(37)
Loss from equity method investment	—	52	80
Loss on disposal/sale of property and equipment	70	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	(3,761)	(2,956)	(243)
Inventories	(4,831)	(10,897)	289
Prepaid expenses and other assets	(5,283)	(1,054)	(692)
Accounts payable	4,646	7,032	986
Accrued liabilities	3,659	6,425	3,082
Accrued sales tax	(23)	292	120
Deferred revenue and gift card liability	2,719	3,315	593
Other liabilities	334	—	(656)
Net cash provided by (used in) operating activities	(7,691)	11,546	4,144
Investing activities
Purchases of property and equipment	$(19,287)	$(9,760)	$(1,043)
Cash paid for asset purchases	—	—	(63)
Net cash used in investing activities	(19,287)	(9,760)	(1,106)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $338, $591 and $59 in 2021, 2020 and 2019, respectively	$38,402	$16,436	$2,699
Repayment of long-term debt	(20,058)	(7,333)	(4,670)
Repayment of and restricted cash for capital lease obligations	(1,663)	(451)	(396)
Issuance of Series A preferred equity, net of cash paid for issuance costs of $4,897	—	145,103	—
Payment of Series A preferred dividends	(7,001)	—	—
Repurchase of member units	—	(125,000)	—
Repayment of notes receivable from members	—	56	201
Net cash provided by (used in) provided by financing activities	9,680	28,811	(2,166)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,298)	30,597	872
Beginning cash, cash equivalents, and restricted cash	35,632	5,035	4,163
Ending cash, cash equivalents, and restricted cash	$18,334	$35,632	$5,035

Non-cash operating activities
Accrued other assets	$750	$—	$—
Deferred transaction costs	1,214	—	—

Non-cash investing and financing activities
Issuance of Series A preferred unit dividend	$1,406	$—	$—
Equity investment of property and equipment	—	—	107
Accrued Series A preferred equity distribution and related discount amortization	27,510	870	—
Issuance of note and other payables for repurchase of member units	—	—	2,000
Capital expenditures financed through credit facilities and capital leases	—	6,430	77
Accrued capital expenditures	803	140	183
Supplemental cash flow information
Cash paid for state income taxes	$147	$114	$14
Cash paid for interest	$719	$1,007	$332

See notes to consolidated financial statements.

AUTHENTIC BRANDS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Unit/Share and per Unit/Share Amounts)

December 31, 2021

1.	Organization and Nature of Business

Authentic Brands LLC (individually, “Authentic Brands”, collectively with its subsidiaries, the “Company”), through its wholly owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, and branded apparel through its online channels and business networks. In addition, the Company develops and promotes online content for the purpose of growing its brands.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements reflect the financial position and operating results of the Company including wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, liabilities for contingencies, equity-based compensation, estimates for sales returns and related allowance, and deferred revenue. Actual results could differ materially from those estimates.

Revenue from Contracts with Customers

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification 606 (“ASC 606”) on January 1, 2019. There were no impacts to the timing of revenue recognition upon the adoption of the standard. Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:

1.	Identification of the contract with a customer;
2.	Identification of the performance obligations in the contract;
3.	Determination of the transaction price;
4.	Allocation of the transaction price to the performance obligations in the contract; and
5.	Recognition of revenue when or as a performance obligation is satisfied.

Sources and Timing of Revenue

The Company’s revenue is derived primarily from product sales through its e-commerce websites and direct to businesses. In addition, the Company derives revenues from company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and, therefore, recognize revenue at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company’s estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.

Revenues from company-operated stores are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Store revenues are reported excluding sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Deferred Revenue

Deferred revenue consists of amounts billed to or received from customers prior to delivery of products. The Company recognizes such amounts in revenues as the product is delivered.

Gift Cards

Gift cards are offered through the Company’s e-commerce websites through the form of an e-certificate. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in “Deferred revenue and gift card liability” on the consolidated balance sheets. Gift cards can be redeemed online and on the Company’s website. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in Revenue, net on the consolidated statements of operations. The Company recorded no breakage income for the years ended December 31, 2021, 2020 and 2019.

Loyalty Rewards Program

In August 2020, BRCC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC’s customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are two levels in which customers can participate. Subscription customers (in the BRCC Coffee Club or subscribed to another subscription product type) are considered to be in the highest tier and earn 3% on purchases. Non-subscription customers earn 1% on purchases. In addition, to earning points on purchases, customers can earn points through other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. BRCC reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. BRCC loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferrable. A portion of rewards are expected to expire and not be redeemed and will be recognized as breakage income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis. The Company recognized $368 in breakage income for the year ended December 31, 2021, which was included in “Revenue, net” on the consolidated statement of operations. The Company recorded no breakage income for the years ended December 31, 2020 and 2019.

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in “Deferred revenue and gift card liability” on the consolidated balance sheets.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale.

The following table provides information about deferred revenue, gift cards, and Loyalty Program, including significant changes in deferred revenue balances during the years ended December 31, 2021 and 2020:

January 1, 2020	$1,300
Sales of gift cards	512
Redemption of gift cards	(319)
Increase from deferral of revenue	3,383
Decrease from revenue recognition	(1,107)
Loyalty Program points earned	891
Loyalty Program points redeemed	(45)
December 31, 2020	$4,615
Sales of gift cards	838
Redemption of gift cards	(458)
Increase from deferral of revenue	3,750
Decrease from revenue recognition	(3,507)
Loyalty Program points earned	3,194
Loyalty Program points redeemed/expired and breakage	(1,098)
December 31, 2021	$7,334

Franchise Store Revenues

Franchise rights may be granted through franchise agreements that set out the terms of the arrangement with the franchisee. The franchise agreements require that the franchisee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. In addition, a portion of these fees are used for national marketing campaigns. Continuing fees represent a portion of the consideration the Company receives under the franchise agreement. Continuing fees are typically billed and paid monthly. Continuing fees are recognized as the related store sales occur.

Under the franchise agreement, BRCC sells product to its franchisees. The revenue associated with these product sales are recognized when control of the product passes to the franchisee, typically at the date of delivery of the merchandise to the franchisee and in an amount that reflects the expected consideration to be received in exchange for such goods.

The franchise agreements also typically require upfront franchise fees such as initial fees paid for the execution of a franchise agreement. The fees associated with these agreements are typically billed and paid when a new franchise agreement becomes effective. The Company has determined that the services it provides in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services provided to the Company’s franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise agreement, generally 10 years. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property. Revenues from continuing fees and upfront franchise fees are presented within Revenue in the consolidated statements of operations.

License Revenues

License rights may be granted through license agreements that set out the terms of the Company’s arrangement with the licensee. The Company’s license agreements require that the licensee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. In addition, licensed store revenues consist of product sales to the licensee. The revenue associated with these product sales are recognized when control of the product passes to the licensee, typically at the date of delivery of the merchandise to the licensee and in an amount that reflects the expected consideration to be received in exchange for such goods. Continuing fees are recognized as the related store sales occur.

The Company’s license agreements also typically require upfront license fees such as initial fees paid for the execution of a license agreement. The fees associated with these agreements are typically billed and paid when a new license agreement becomes effective. The Company has determined the services it provides in exchange for upfront license fees, which primarily relate to initial license set up and are not individually distinct from the ongoing services it provides to its licensees. As a result, upfront license fees are recognized as revenue over the term of each respective license agreement, generally 10 years. Revenues for these upfront license fees are recognized on a straight-line basis, which is consistent with the licensee’s right to use and benefit from the intellectual property. Revenues from continuing fees and upfront license fees are presented within “Revenue, net” in the consolidated statements of operations.

Disaggregation of Revenue

The Company disaggregates revenue by sales channel. The Direct to Consumer channel is principally comprised of revenue from our e-commerce websites and subscription services directly to the consumer. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The Outpost channel includes revenue from company-operated stores, gift cards, franchise store and licensing.

The following table disaggregates revenue by sales channel:

	December 31
	2021	2020	2019
Direct to Consumer	$165,299	$137,724	$73,590
Wholesale	55,761	23,351	7,717
Outpost	12,041	2,834	821
Total net sales	$233,101	$163,909	$82,128

Substantially all revenue is attributed from customers located in the United States and no single customer represents more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise minus the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $199 and $205 as of December 31, 2021 and 2020, respectively, and included in accounts receivable.

Shipping and Handling Fees and Costs

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of the performance obligation.

Segment Information

The Company reports operations as a single reportable segment and manages the business as a single-brand consumer products business. This is supported by the operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories or sales channels. Our chief operating decision maker reviews financial information on a consolidated basis and does not regularly review financial information for individual sales channels, product categories or geographic regions that would allow decisions to be made about allocation of resources or performance.

Cost of Goods Sold

Cost of goods sold includes product costs, labor costs, occupancy costs, outbound shipping costs, handling and fulfillment costs, credit card fees, and royalty fees, and is recorded in the period incurred.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents also include proceeds due from credit card transactions with settlement terms of less than five days. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and it believes credit risk to be minimal.

The Company’s restricted cash balance reflected a certificate of deposit related to a letter of credit established in conjunction with the execution of a building lease agreement. The requirement under the lease was waived in 2021 and the cash is no longer restricted. In May 2021, the letter of credit was terminated.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amounts reported in the statements of cash flows.

	December 31, 2021	December 31, 2020
Cash	$17,329	$34,207
Proceeds from credit card transactions in transit-holding cash accounts	1,005	1,025
Restricted cash	—	400
Total cash and cash equivalents and restricted cash	$18,334	$35,632

Accounts Receivable

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to some of its business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $112 and $176 as of December 31, 2021 and 2020, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates First In , First Out (FIFO), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Finished goods includes allocations of labor and occupancy expenses.

Property and Equipment

Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter. Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs are charged to earnings as incurred; significant renewals and improvements are capitalized.

Estimated useful lives are as follows:

Estimated
Useful Lives
Land	—
Building and Leasehold improvements	5 – 39 years
Computer equipment and software	3 years
Machinery and equipment	5 – 15 years
Vehicles	5 years

Internal Use Software

In accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software (ASC 350-40), the Company capitalizes qualifying internal use software costs that are incurred during the application development stage if management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized internal use software costs are reported in property and equipment on the consolidated balance sheets and are amortized over the expected economic life of three years using the straight-line method once the software is ready for intended use. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation activities, including training and maintenance, are expensed as incurred. Capitalized software costs net of accumulated amortization are included as a component of property and equipment in the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. No impairment loss was recognized for the years ended December 31, 2021, 2020 and 2019.

Leases

The Company leases certain property and equipment under non-cancelable capital and operating leases which expire at various dates through 2026. The Company’s operating leases relate to roasting facilities in Tennessee and retail stores.

At the inception of each lease, the Company determines the appropriate classification for each lease as operating or capital. The Company has estimated that the lease term for retail stores, including reasonably assured renewal periods, is generally 10 years. Any initial direct costs are capitalized and amortized over the life of the lease.

Operating Leases

Operating leases can contain escalating rentals over the lease term, as well as optional renewal periods. Rent expense for operating leases is recorded on a straight-line basis over the lease term and begins when the Company has the right to use the property. Any difference between rent expense and cash payment is recorded as deferred rent on the accompanying consolidated balance sheets. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions to rent expense over the term of the lease.

Capital Leases

Property under capital leases is stated at the net present value of the related minimum lease payments at lease inception and amortized over the initial lease term.

Income Taxes

The Company was formed as an LLC in the state of Delaware and thus is not subject to federal income taxes; therefore, its pro rata share of income, losses and tax credits are reported by its members on their individual income tax returns. However, the Company is subject to state income taxes in various states in which it operates.

The Company applies guidance issued by FASB which clarifies accounting for uncertainty in income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

The Company has completed an analysis of its tax positions and believes there are no uncertain tax positions that would require recognition in the consolidated financial statements as of December 31, 2021, 2020 and 2019. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date. The federal income tax position taken for each of the subsidiaries organized as LLC’s for any years open under the various statutes of limitations is that they will continue to be exempt from income taxes by virtue of being a pass-through entity. The statute of limitations for federal income tax returns are open from the period ended December 31, 2018. The statute of limitations for the state income tax returns are generally open from the period ended December 31, 2017.

Equity-Based Compensation

The Company recognizes the cost of equity-based restricted and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation (ASC 718). The Company records equity-based compensation expense based on the fair value of equity awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 11, Equity-Based Compensation.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which one customer accounted for 19% of total outstanding receivables as of December 31, 2021 and two customers accounted for 54% of total outstanding receivables as of December 31, 2020. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. We may also enter into marketing service agreements with third party production and content providers where we prepay for certain services or deliverables. Prepaid marketing and advertising expenses totaled $1,941 and $93 for the years ended December 31, 2021 and 2020, respectively.

Fair Value Measurements

The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the LIBOR or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

The Company uses any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.

The Company follows the provisions of ASC 820, Fair Value Measurements (ASC 820) for non- financial assets and liabilities measured on a non-recurring basis.

The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. The Company uses observable inputs in the Company’s valuation techniques and classifies those inputs in accordance with the fair value hierarchy established by applicable accounting guidance, which prioritizes those inputs. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Redeemable Preferred Equity

The Company accounts for its preferred equity as temporary equity, given the Series A preferred units are probable of becoming redeemable (i.e., exercise of the exit rights is the passage of time). The Series A preferred units are subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022. For more information, see Note 14, Subsequent Events.

Comprehensive Income (Loss)

Comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). Under the new guidance, a customer in a cloud computing arrangement that is a service contract is required to follow the internal use software guidance in ASC 350-40. The internal use software guidance requires the capitalization of certain costs incurred only during the application development stage. It also requires entities to expense costs during preliminary project and post-implementation stages. The guidance requires a customer to present the expense related to capitalize implementation in the same line in the income statement as the fees associated with the hosting element of the arrangement, present the capitalized implementation costs in the same line item in the statement of financial position that a prepayment of the fees for the associated hosting arrangement would be presented and classify payment for capitalized implementation costs in the statement of cash flows in the same manner as payments of the fees for the service component of the hosting arrangement. The guidance requires entities to disclose the nature of their hosting arrangements that are service contracts and make the disclosures in ASC 360-10, Impairment and Disposal of Long-Lived Assets, as if capitalized implementation costs were a separate major class of depreciable asset. For non-public entities, ASU 2018-15, is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption was permitted. The Company adopted ASU 2018-15 for the year ended December 31, 2020.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). Under the guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for the Company for the year beginning after December 15, 2021. Early adoption of the amendments of ASU 2016-02 is permitted for all entities is to be applied using the modified retrospective approach.

The Company will adopt ASU 2016-02 as of January 1, 2022. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. Upon adoption, the Company expects to apply the practical expedients permitted within the new standard, which among other things, allows the Company to retain its existing assessment of whether an arrangement is, or contains, a lease and is classified as an operating or finance lease. The Company will make an accounting policy election that will keep leases with an initial term of twelve months or less off of the balance sheet and will result in recognizing those lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company is in the process of analyzing its lease portfolio and continues to evaluate the full impact of the new standard. The Company expects to recognize material right-of-use assets and related liabilities on the Company’s consolidated balance sheet.

3.	Product Sales and Marketing Services Agreement

The Company entered into a product sales and marketing services agreement (the “Agreement”) with a large retailer to sell select coffee products and merchandise items to the retailer to be sold in the retailer’s stores and website. The Agreement was effective January 28, 2020 and is to continue through April 2, 2025 (the “Initial Term”). After the Initial Term, the agreement automatically renews for an additional two years until terminated in accordance with its terms.

The revenues associated to product sales to the retailer are recognized when control of the product passes to the retailer, typically at the date of delivery of the merchandise to the retailer and in an amount that reflects the expected consideration to be received in exchange for such goods. In addition to product sales, the Agreement provides a licensing agreement with the retailer and its suppliers. The licensing agreement provides the retailer and its suppliers license rights to the intellectual property of select BRCC brands. These license rights provide the retailer the ability to manufacture its own BRCC branded soft goods and hard goods. License fees are recognized as the related purchases occur by the retailer. For the year ended December 31, 2021, the Company’s revenues related to the Agreement for product sales and license fees were $8,121 and $1,111, respectively. For the year ended December 31, 2020, the Company’s revenues related to the Agreement for product sales and licenses fees were $7,133 and $428, respectively.

As part of the Agreement, the Company entered into a marketing services agreement , which is effective through April 2, 2025. As part of the marketing services agreement, the Company granted 5,430 Class B common units in the Company which vest over a 30-month period from date of grant. The equity grant date is January 28, 2020, and total expense related to the equity award is expected to be $3,725.

In December 2021, the Agreement was amended to reduce the marketing service fees paid to the retailer over the term of the Agreement. The Company has accrued marketing expenses relating to the Agreement of $950 and $2,835 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company recognized marketing expenses of $1,606 and $2,138, respectively.

The following is the amended future minimum cash payments due to the retailer:

2022	$1,000
2023	$1,000
2024	$1,000
2025	$500
Total	$3,500

The marketing services agreement is a separate distinct service from the product supply agreement. The Company will expense the costs associated with the agreement in accordance with applicable guidance related to similar transactions.

4.	Inventories

Inventories consist of the following:

	December 31
	2021	2020
Coffee:
Unroasted	$2,578	$2,054
Finished Goods	6,681	6,091
Ready-to-Drink	3,727	2,672
Apparel and other merchandise	7,886	5,224
Inventories	$20,872	$16,041

5.	Property and Equipment, Net and Other Assets

Property and equipment, net consists of the following:

	December 31
	2021	2020
Land	$2,196	$2,086
Building and leasehold improvements	11,273	5,291
Computer equipment and software	3,474	1,944
Machinery and equipment	8,323	4,808
Vehicles	1,057	721
Furniture and Fixtures	961	714
Construction in progress	9,236	1,953
	36,520	17,517
Less: accumulated depreciation and amortization	(5,406)	(2,803)
Property and Equipment, net	$31,114	$14,714

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	December 31
	2021	2020	2019
Cost of goods sold	$773	$586	$417
General and administrative	2,073	764	494
Total depreciation expense	$2,846	$1,350	$911

The total depreciation expense for internal use software included in the above table was $798, $138 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

Substantially all long-lived assets are located in the United States.

Other Assets

In August 2021, the Company entered into an agreement with a related party, whereby the Company agreed to reimburse the related party for initial direct costs incurred totaling $1,000 for establishing retail coffee shop locations in the Phoenix, Arizona metropolitan area. After additional site evaluation in the fourth quarter 2021, the direct costs were subsequently written down to $571 as some locations will not be utilized and are included in Other assets for the respective retail coffee shops and will be amortized over the life of the completed lease agreements.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31
	2021	2020
Accrued compensation and benefits	$2,799	$5,159
Accrued marketing	3,323	4,304
Accrued Series A preferred equity distribution	2,650	438
Accrued freight	1,912	1,394
Accrued sales taxes	1,364	1,387
Credit card liabilities	4,759	1,340
Other accrued expenses	5,426	2,041
Total	$22,233	$16,063

7.	Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	December 31
	2021	2020
Mortgages	$7,380	$5,423
Equipment financing loan	5,067	1,007
Retail facility	1,904	—
Loan and security agreement	—	6,500
Credit facility	8,000	—
Promissory note	10,000	—
Notes payable	2,779	565
Total principal	35,130	13,495
Less debt issuance costs	(439)	(459)
Long-term debt, net	$34,691	$13,036
Current maturities:
Current maturities of principal	12,273	1,030
Less current portion of debt issuance costs	(294)	(164)
Current maturities of long-term debt, net	11,979	866
Long-term debt:
Non-current principal	22,857	12,465
Non-current portion of debt issuance costs	(145)	(295)
Long-term debt, net	$22,712	$12,170

Future contractual maturities of credit facilities as of December 31, 2021 are as follows:

Year ending December 31:
2022	$12,273
2023	10,309
2024	2,065
2025	6,320
2026	2,577
Thereafter	1,586
$35,130

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. The Company incurred debt issuance costs of $338 and $592 for the years ended December 31, 2021 and 2020, respectively. Amortization of the debt issuance costs for the years ended December 31, 2021, 2020 and 2019 was $358, $133 and $314, respectively, and are included in interest expense in the consolidated statements of operations.

Mortgages

In July 2020, the Company entered into mortgage loan agreements to refinance the purchase of buildings for a total of $5,500 at an interest rate of 3.67% per annum. The loans are secured by the real property financed. The loans mature on July 29, 2025. The loans are payable in monthly installments of principal and interest of $32 commencing on August 29, 2020.

In April 2021, the Company entered into a mortgage loan agreement to purchase a building for a total of $2,200 at an interest rate of 3.60% per annum. The loan is secured by the real property financed. The loan matures on April 29, 2026. The loan is payable in monthly installments of principal and interest of $13 that commenced on May 29, 2021.

The mortgage loans require quarterly financial covenants related to cash flows, dividends and distributions. As of December 31, 2021, the Company was in compliance with all covenants related to these mortgage loan agreements.

Equipment Financing Loan

In July 2020, the Company entered into an equipment financing agreement which provided a credit line totaling $3,250 at an interest rate of LIBOR plus 3.5%. The credit line is secured by the equipment financed. The equipment financing agreement matures the earlier of (i) five years subsequent to the equipment project completion or (ii) August 1, 2026.

In April 2021, the Company increased its equipment credit line by $10,000. Further, in July 2021, an additional $6,000 was added to the available credit on the equipment finance loan. In September 2021, $1,998 outstanding on the equipment credit line was converted to a 60-month term loan at an interest rate of 4.05% to be utilized for retail expansion (Retail Facility). As of December 31, 2021, the Company has available credit under the equipment credit line and Retail Facility of $8,183 and $4,096, respectively.

Loan and Security Agreement and Credit Facility

In January 2020, the Company entered into a Loan and Security Agreement which provided two funding tranches to the Company, Term A and Term B. Term A was for $4,000 and was immediately available to be drawn. Term B was for $6,000 in which funds could be withdrawn monthly in minimum installments of $500. After repayment, no funds could be reborrowed.

In April 2021, the Company entered into a $10,000 revolving line of credit agreement (“Credit Facility”). Borrowings under the Credit Facility were used to pay off the Loan and Security Agreement of $6,500.

In November 2021, the Company entered into an amendment to increase the Credit Facility to $25,000. Interest only payments are due and payable in installments commencing November 30, 2021 and continue regularly until the entire amount outstanding is due on June 30, 2023. Borrowings under the Credit Facility are subject to a borrowing base on qualified collateral values. As of December 31, 2021, the interest rate for the Credit Facility was the Prime rate plus 1% and the amount of borrowings available was $1,771.

Promissory Note

In November 2021, the Company entered into a revolving loan agreement to borrow an aggregate principal amount not to exceed $15,000 (the “Promissory Note”). The Promissory Note matures on June 30, 2022 (“Initial Maturity”) with an option to extend the term by one year to June 30, 2023 (“Extended Maturity”). The Promissory Note accrues interest of 7% per annum until Initial Maturity and then 12% per annum until the Extended Maturity. As of December 31, 2021, the amount of borrowings available was $5,000.

Notes Payable

As discussed in Note 9, in December 2019, the Company entered into a note payable agreement for $1,000 due January 5, 2022. The note was payable in monthly installments of principal and interest of $46 and carried an interest rate of 9.0%. The note was fully repaid in December 2021.

In May 2021, the Company entered into a note payable agreement for $365 at an interest rate of 1.07% per annum. The note matures on May 14, 2025. The loan is payable in four annual installments of principal commencing in May 2021. As of December 31, 2021, the outstanding balance on this note payable is $273.

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1% per annum to repurchase incentive units from former employees. The notes are payable in four annual installment payments. As of December 31, 2021, the outstanding balance on this note payable is $2,506.

8.	Commitments and Contingencies

Leases

The Company leases certain property and equipment under non-cancelable capital and operating leases which expire at various dates through 2026. The Company’s operating leases relate to roasting facilities in Tennessee and retail stores.

In June 2018, the Company entered into a lease agreement to lease equipment for $1,863 at an implicit interest rate of 6.6% (the “Machinery and Equipment Lease”). The lease maturity was October 31, 2022 and was secured by the assets purchased. The lease was accounted for as a capital lease due to the present value of minimum lease payments being greater than 90% value of the assets. In August 2021, the Company borrowed $1,226 under the Equipment financing loan to buyout the equipment pledged under the Machinery and Equipment Lease. The Company incurred $726 of debt extinguishment cost representing the difference between the lease liability and the fair value of the machinery and equipment. The debt extinguishment cost is reported in interest expense in the consolidated statement of operations.

The Company has vehicle leases that are accounted for as capital leases based on the lease term representing greater than 75% of the economic life of the assets. The period of these leases is between 60 and 72 months and have interest rates between 3.9% and 12.6%.

Total rent expense for the years ended December 31, 2021, 2020 and 2019 was $1,224, $820 and $675, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year ending December 31:
2022	$2,966
2023	3,233
2024	3,381
2025	3,323
2026	3,358
Total minimum lease payments	$16,261

Future minimum lease payments under non-cancelable capital leases are as follows:

Capital
Year ending December 31:
2022	$106
2023	95
2024	102
2025	50
2026	4
Total minimum lease payments	$357
Less: amount representing interest	44
Present value of net minimum lease payments	313
Less: current portion	85
Capital lease obligations, net of current maturities	$228

The following describes property and equipment which have been classified as capital leases:

	December 31
	2021	2020
Vehicles	$433	$481
Machinery and equipment	—	1,732
	433	2,213
Less: accumulated amortization	186	801
Total	$247	$1,412

Depreciation expense of assets recorded under capital leases totaled $256, $321 and $302 for the years ended December 31, 2021, 2020 and 2019, respectively.

Purchase Agreements

In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $2,250 through December 31, 2022.

In November 2021, the Company entered into a manufacturing and purchase agreement to purchase coffee product from a third-party supplier. The term remains in effect until December 31, 2023. The minimum purchase amount is based on quantity and will range from approximately $8,800 to $10,400 on an annual basis.

Contingencies

The Company is the subject of various legal actions in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.

The Company could be subject to additional sales tax or other tax liabilities. Based on the 2018 Supreme Court decision in South Dakota v. Wayfair Inc., an increasing number of states have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on remote sellers to collect transaction taxes such as sales, consumption, or similar taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states requiring the Company to collect taxes where it does not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Furthermore, more jurisdictions are considering laws or administrative practices to assess new taxes on all or a portion of gross revenue or other similar amounts. The Company follows the guidelines of ASC 450, Accounting for Contingencies, and the consolidated financial statements reflect the current impact of such legislation through the Company’s best estimates. However, any of these events could have a material effect on the Company’s business and operating results depending on the previous periods of applied enforcement by certain jurisdictions.

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results.

The Company has accrued $326 and $628 related to potential sales and other tax exposure as of December 31, 2021 and 2020, respectively, which is included in accrued liabilities on the accompanying consolidated balance sheets.

9.	Members’ Equity

Members’ equity consists of Class A common units, Class B common units, and incentive units discussed in Note 11. The details of the Class A common units and the Class B common units outstanding were as follows:

	Class A	Class B
	Common	Common
	Units	Units	Total
Outstanding, January 1, 2019	20,000	94,286	114,286
Repurchased	—	(5,714)	(5,714)
Outstanding, December 31, 2019	20,000	88,572	108,572
Issued	—	8,855	8,855
Repurchased	(1,231)	(23,537)	(24,768)
Outstanding, December 31, 2020 and 2021	18,769	73,890	92,659

There were no Class A common unit or Class B common unit transactions in 2021. Each Class A common unit entitles the holder to ten votes on any matter submitted to a vote of the members. Each Class B common unit entitles the holder to one vote on any matter submitted to a vote of the members. Profits and losses are allocated pro rata to each common unit holder and incentive unit holder whose participation threshold has been achieved. Upon a liquidation event, remaining available cash after distribution to Series A Preferred Equity holders is distributed pro rata to each common unit holder and incentive unit holder whose participation threshold has been met.

On December 28, 2020, the Company entered into several equity repurchase agreements with several members. The purchase was funded through the proceeds of the Series A preferred units sale. The cash transferred to repurchase the units was equal to the units’ fair value at the time of the transaction, and no compensation expense was recorded.

In December 2019, the Company entered into an equity repurchase agreement with one of its former members. The purchase was financed with a $1,000 long-term note payable due January 5, 2022 and a $1,000 current liability. The current liability was paid in 2020 and the note payable was fully repaid in December 2021.

10.	Series A Redeemable Preferred Equity

On December 15, 2020, the Company entered into a purchase agreement under which various parties agreed to purchase 150,000 Series A preferred units and 3,425 Class B common units for an aggregate purchase price of $150,000.

The Company recorded the Series A preferred units and Class B common units at their relative fair values on the date of issuance, net of issuance costs. The Company classified the Series A preferred units outside of members’ deficit because, in the event certain circumstances occurred in connection with certain liquidation events, the shares would become redeemable at the option of the holders.

Redemption Rights

The Series A preferred units contain several redemption features that could result in the Company redeeming the Series A preferred units by transferring cash or other assets. Specifically, the following provisions could result in the Company redeeming the Series A preferred units by transferring assets:

(i)	The occurrence of a Liquidation Event (as defined below);
(ii)	In connection with a change of control;
(iii)	The preferred members exercising their rights under Exit Rights (as defined below); or
(iv)	The Company exercising its rights under Optional Redemption (as defined below).

Voting Rights

The Series A preferred units are not granted any voting rights.

Conversion Rights

The Series A preferred units do not provide the preferred members with any conversion rights.

Dividend Rights

The preferred members are entitled to Series A preferred distributions which are non-discretionary distributions that accrue (i.e., cumulative) at a stated Series A preferred distributions rate (i.e., increasing rate). Furthermore, in the event that the Series A preferred distributions are not paid within the specified timeframe, the Company is subject to a step-up rate (i.e., a penalty provision of an additional 3.0%).

Issuance of Additional Common Units

So long as a new common member holds any Series A preferred units, such new common member will receive on each of December 31, 2022, December 31, 2023, and December 31, 2024 (each such date, a “Distribution Date”) such member’s pro rata share of additional Class B common units representing 1.00% of post-distribution outstanding common units; provided, that, if the Series A preferred units are partially redeemed on or prior to a Distribution Date, the percentage of additional Class B common units to be issued to the new common member on such Distribution Date will be proportionately decreased to reflect the number of Series A preferred units outstanding on such Distribution Date as compared to the amount of Series A preferred units outstanding on December 15, 2020.

Liquidation Event

A Liquidation Event is defined as any liquidation, dissolution, or winding up, whether voluntary or involuntary of the Company or its subsidiaries; provided, that, in case of any involuntary event, such event is not cured within 60 days following its commencement.

Any distributions in connection with a Liquidation Event will be made among members as follows:

(i)	First, to the preferred members, pari passu and pro rata based on the number of Series A preferred units held by each preferred member, until the aggregate amounts distributed to each preferred member is equal to the applicable redemption price payable at the time of such Liquidation Event;
(ii)	Second, an amount equal to the product of the remaining available cash after the distribution described in (i) above multiplied by the incentive unit factor will be distributed to the members holding vested units in proportion to the number of vested units held by each such member (provided, however, that the participation threshold for the incentive units has been achieved);
(iii)	Thereafter, an amount equal to the remaining available cash after the distribution described in (i) and (ii) above will be distributed to the holders of common units pro rata in accordance with their respective aggregate number of common units.

Permitted Distributions

Until April 15, 2021, the Company was permitted to make distributions with available cash and/or proceeds from the sale of Series A preferred units and Class B common units to the common members for a total amount of up to $135,000, provided that the Company will have at least $30,000 of cash equivalents, after payment of up to $5,000 of fees and expenses. The Company paid distributions of $125,000 in December 2020.

Distributions on Series A Preferred Units — Cumulative Cash Distributions

After December 15, 2020, distributions at the Series A preferred Distributions Rate (defined below) will accrue on each Series A preferred unit. Series A preferred distributions accrue, whether or not declared, and are cumulative. Subject to the Company’s right to make Series A non-cash distribution elections during the period from December 15, 2020 to December 31, 2022, Series A preferred distributions will be payable in cash, in arrears on each Series A preferred distributions payment date.

“Series A Preferred Distributions Rate” means (i) in the event distributions are made in cash, (a) 7.0% per annum through December 31, 2021, (b) 7.5% per annum from January 1, 2022 through December 31, 2022, (c) 8.0% per annum from January 1, 2023 through December 31, 2023, (d) 8.5% per annum from January 1, 2024 through December 31, 2024 and (c) 9.0% per annum from January 1, 2025 through December 31, 2025, and (ii) in the event of a Series A non-cash distribution election and solely with respect to such non-cash portion, (a) 7.5% per annum through December 31, 2021, (b) 8.0% per annum from January 1, 2022 through December 31, 2022, (c) 8.5% per annum from January 1, 2023 through December 31, 2023, (d) 9.0% per annum from January 1, 2024 through December 31, 2024 and (c) 9.5% per annum from January 1, 2025 through December 31, 2025, in each case of the Series A preferred issue amount as in effect for the applicable period.

Distributions on Series A Preferred Units — Non-Cash Distributions

The Company may, at the sole election of the board of directors, with respect to any Series A preferred distribution accrued until December 31, 2022, elect to have up to 50% of the amount that would have been payable in cash if such distribution had been a cash distribution to instead be paid through the issuance to the preferred members of a number of Series A preferred units. In the event that the Company makes a Series A non-cash distribution election, the applicable Series A preferred distributions rate will increase by 50 basis points. As of December 31, 2021, the Company had elected to pay distributions in cash, except for the third quarter ending September 30, 2021 where the election was made to pay 50% in cash with the remaining to be paid through the issuance of additional Series A Preferred Units.

Limitation on Debt

For so long as last twelve months’ (“LTM”) earnings before taxes, depreciation, and amortization (“EBITDA”) is less than $20,000, the Company will not incur any debt, unless immediately after giving effect to the incurrence thereof, (i) the aggregate outstanding principal amount of all debt outstanding does not exceed $45,000 and (ii) debt incurred under any asset backed line of credit facility does not exceed $20,000.

For so long as LTM EBITDA equals to or exceeds $20,000, but is less than $25,000, the Company will not incur any debt, unless immediately after giving effect to the incurrence thereof, the aggregate outstanding principal amount of all debt outstanding does not exceed 300% of LTM EBITDA.

For so long as LTM EBITDA equals to or exceeds $25,000, the Company and its subsidiaries will not incur any debt, unless immediately after giving effect to the incurrence thereof, the aggregate outstanding principal amount of all debt outstanding does not exceed 400% of LTM EBITDA.

Exit Right

Unless previously redeemed by the Company pursuant to Optional Redemption described below, at any time on or after December 31, 2025, any holder of Series A preferred units may redeem all or a portion of its outstanding Series A preferred units at a redemption price equal to 103.00% of the total outstanding principal amount thereof, plus accrued and unpaid distributions, if any, to, but excluding, the redemption date.

Optional Redemption

At any time on or before December 31, 2022, the Company may elect at its sole discretion to redeem all or a portion of the outstanding Series A preferred units at a redemption price equal to 100% of the total outstanding principal amount thereof plus the applicable premium as of, and accrued and unpaid distributions, if any, to, but excluding the redemption date. No applicable premium will be payable if the Series A preferred units are redeemed (i) following the expiration of a lock-up period relating to a qualified IPO that occurred on or prior to December 31, 2022; provided, that, at the time of such redemption, the equity value of the Company is equal to or in excess of $1,250,000 (determined using the 30-day volume-weighted average price ending two trading days prior to the calculation date) or (ii) in connection with a sale of the Company occurring prior to December 31, 2022, provided, that such sale of the Company is based on an equity value of the Company equal to or in excess of $1,250,000. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. For more information, see Note 14, Subsequent Events.

11.	Equity-Based Compensation

The Company maintains an equity incentive plan (the “Plan”) under which it may grant incentive units (“Incentive Units”) to employees or non-employee directors. The board has the authority to determine the terms and conditions of each grant. In connection with the Plan, 200,000 non-voting units have been authorized. These units may contain certain service and performance related vesting provisions. The Incentive Units are awarded to eligible employees and non-employee directors and entitle the grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board.

In May 2021, the Board approved a decrease in the participation threshold for equity Incentive Unit holders. The decrease was intended to offset the dilutive effect of the issuance of the Series A Redeemable Preferred Equity and related redemption of common units. The decrease in the participation threshold was accounted for as a modification and resulted in $2,749 of incremental compensation cost, of which $1,988 was recognized during the year ended December 31, 2021 including a cumulative adjustment at the time of the modification. The remaining incremental compensation will be recognized over the remaining service period of the awards.

In September 2021, the Company amended and restated the Plan to expand the definition of “Change in Control.” The Company concluded that the vesting conditions of awards had changed and that a modification had occurred for all awards under the Plan. As the awards were expected to vest under their original terms as well as under their modified terms, no additional incremental compensation expense was recognized.

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company did not change pricing models during the year, however, began to incorporate and consider the probability-weighted expected return method (PWERM). The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan were established at grant date that must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date:

Expected dividend	—
Expected volatility	60% to 85%
Risk-free interest rate	0.13% to 2.53%
Expected life of incentive awards (in years)	1 to 5 years
Grant date performance and market threshold	$35,000 to $1,000,000

The computation of expected volatility is based on a weighted average of comparable public companies within the Company’s industry. Expected life is based on the estimated liquidity event timing. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.

The following table summarizes the changes in the number of Incentive Units for the years ended December 31, 2021, 2020 and 2019:

		Weighted
		Average
	Incentive	Grant Date	Total
	Units	Fair Value	Value
Granted and Outstanding at January 1, 2019	108,500	$49.89	$5,413
Granted	50,000	5.13	257
Forfeited	(16,000)	15.04	(241)
Granted and Outstanding at December 31, 2019	142,500	$38.10	$5,429
Granted	49,119	95.27	4,680
Forfeited	(10,000)	15.40	(154)
Repurchased	(7,116)	447.15	(3,182)
Granted and Outstanding at December 31, 2020	174,503	$38.82	$6,773
Granted	18,400	$215.31	$3,962
Forfeited	(10,709)	$100.66	$(1,078)
Repurchased	(6,202)	$476.06	$(2,953)
Granted and Outstanding at December 31, 2021	175,992	$38.09	$6,704
Vested at December 31, 2021	129,972	$56.41	$7,332

As of December 31, 2021 and 2020, the Company maintained 24,008 and 25,497 Incentive Units available for granting, respectively. As of December 31, 2021, the weighted average remaining contractual term of outstanding Incentive Units was 1 year. As of December 31, 2021, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately 3 years was $5,772.

In connection with the Business Combination, BRC Inc. adopted the 2022 Omnibus Incentive Plan, which replaced the Plan, and the 2022 Employee Stock Purchase Plan.

12.	Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $587, $300 and $317 for the years ended December 31, 2021, 2020 and 2019, respectively.

13.	Concentrations

The Company has significant suppliers and service providers that are important to its sourcing, roasting, manufacturing, and any related ongoing servicing of merchandise and content. Approximately 81.4%, 71.6% and 80.9% of the Company’s coffee purchases were generated from four vendors for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s five main shipping vendors account for approximately 91.7%, 81.0% and 82.5% of total shipping expenses for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company’s primary fulfillment service provider accounted for 96.6%, 92.0% and 99.0% of total fulfillment costs for the years ended December 31, 2021, 2020 and 2019, respectively. Further, approximately 53.1% of the Company’s marketing expenses for the year ended December 31, 2021 were generated from five vendors; 62.0% of the Company’s marketing expenses for the year ended December 31, 2020 were generated from four vendors; and 57.6% of the Company's marketing expenses for the year ended December 31, 2019 were generated from three vendors. The Company does not have any long-term arrangements with these vendors or its other suppliers and service providers to guarantee availability of inventory, content, or services. The loss of the above vendors could have an impact on the operations of the Company until a suitable replacement could be engaged.

14.	Subsequent Events

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. The note matures on January 14, 2026. The loan is payable in four annual installments of principal commencing on January 14, 2023.

In January 2022, the Company borrowed $5,000 under the Promissory Note.

BRC Inc., a Delaware public benefit corporation (for purposes of this section, “PubCo”), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (as so amended, the “Business Combination Agreement”), each by and among PubCo, SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), the Company and other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the “Transaction”) were completed for an estimated value of $1,839,815 . As a result of the Transaction, the following events occurred:

●	(a) Each share of SilverBox’s Class A common stock (the “SilverBox Class A Common Stock”), outstanding immediately prior to the effectiveness of the Transaction converted into one share of PubCo’s Class A common stock, (the “PubCo Class A Common Stock”), or an aggregate of 7,629,317 shares of PubCo Class A Common Stock with an aggregate value of $76,293 (at a deemed value of $10.00 per share); (b) each share of SilverBox’s Class C common stock (the “SilverBox Class C Common Stock”), outstanding immediately prior to the effectiveness of the Transaction converted into one share of PubCo Class A Common Stock, or an aggregate of 30,000,000 shares of PubCo Class A Common Stock with an aggregate value of $300,000 (at a deemed value of $10.00 per share), (c) each share of SilverBox’s Class B common stock, (the “SilverBox Class B Common Stock”), outstanding immediately prior to the effectiveness of the Transaction converted into the right to receive a combination of shares of PubCo Class A Common Stock, or an aggregate of 5,244,993 shares of PubCo Class A Common Stock with an aggregate value of $52,450 (at a deemed value of $10.00 per share), and PubCo’s Class C common stock, (the “PubCo Class C Common Stock”), which is subject to performance-based vesting conditions, or an aggregate of 1,241,250 shares of PubCo Class C Common Stock with an aggregate value of $12,413 (at a deemed value of $10.00 per share), and (d) each warrant of SilverBox outstanding immediately prior to the effectiveness of the Transaction converted into the right to receive one warrant of PubCo, with PubCo assuming SilverBox’s obligations under the existing warrant agreement;
●	Certain existing members of the Company (“Continuing Unitholders”), including certain directors and officers of the Company, received a combination of cash consideration and an aggregate of 139,106,323 common units in the Company and a corresponding number of shares of PubCo’s Class B common stock (the “PubCo Class B Common Stock”), representing an aggregate value of $1,391,000 which shares of PubCo Class B Common Stock have no economic rights but entitle the holders thereof to vote on all matters on which stockholders of PubCo are entitled to vote generally and 21,241,250 restricted common units in the Company, which are subject to performance-based vesting conditions.
●	Entered into a Tax Receivable Agreement whereby PubCo will be required to pay the Continuing Unitholders 85 % of the tax savings that the PubCo realizes as a result of increases in tax basis in the Company assets resulting from the redemption of existing preferred units of the Company and a portion of the Common Units for the consideration paid pursuant to the Business Combination Agreement, the future exchange of Common Units for shares of PubCo Class A Common Stock or cash.
●	The Company’s Credit Facility borrowings of $8,000 were paid off.

●	The Company repaid $15,000 outstanding on the Promissory Note and the Promissory Note was terminated.
●	The Company’s Series A preferred units were redeemed for $134,698 including $8,265 of redemption premium that was placed in an escrow account. The remaining $26,203 of Series A preferred units were exchanged for an aggregate amount of PIPE Shares, which represented SilverBox Class C Common Stock prior to the close of the Transaction.
●	Net cash proceeds from the Transaction after repayment of outstanding debt was $126,810 and after paying $29,464 of transaction related expenses on behalf of the Company and SilverBox.

The Transaction was accounted for as a reverse recapitalization with SilverBox as the acquired company. Operations prior to the Transaction will be those of the Company. Following the closing of the Transaction, PubCo holds limited liability company interests in the Company and is the sole managing member of the Company.

In March 2022, PubCo entered into a Guaranty Agreement to guaranty payment of all the Company’s outstanding mortgage loans, Equipment financing loan, the Retail Facility, and the Credit Facility.

In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Series C-1 Common Stock were exchanged for 694,062 shares of PubCo Class A Common Stock and 9,926,563 Restricted Common Units were converted into Common Units and the Company issued 9,926,563 shares of PubCo Class B Common Stock to the holders thereof.

Other than those noted above, no other material subsequent events have occurred.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of December 31, 2021.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the individuals who serve as our executive officers and directors.

Name	Age	Position(s) Held
Evan Hafer	44	Chief Executive Officer, Chairman
Mat Best	35	Chief Branding Officer
Tom Davin	64	Co-Chief Executive Officer, Director
Greg Iverson	46	Chief Financial Officer
Toby Johnson	45	Chief Operations Officer
Andrew McCormick	36	General Counsel and Corporate Secretary
Katy Dickson	56	Director
George Muñoz	70	Director
Roland Smith	67	Director
Steven Taslitz	62	Director
Glenn Welling	51	Director

Evan Hafer founded the Company in 2014 and has been Chief Executive Officer and served as a Chairman of the Board since its inception. He is a director and the Chairman of the Board. Prior to founding the Company, Mr. Hafer had fifteen years of service in the U.S. military and worked as a contractor for the CIA. As a member of the military, he served as a Green Beret with the 19th Special Forces Group and was deployed overseas multiple times. Mr. Hafer attended the University of Idaho and has been roasting coffee since 2006. Mr. Hafer is qualified to serve on our board of directors based on his role as Founder and Chief Executive Officer of the Company.

Mat Best co-founded the Company with Mr. Hafer and has served as the Company’s Chief Branding Officer since the Company’s inception. Prior to co-founding the Company, he founded Article 15 Clothing, and created multiple brands, such as Leadslingers Spirits and the Drinkin’ Bros Podcast. When serving in the U.S. military, Mr. Best deployed five times to Iraq and Afghanistan, serving under the 2nd Ranger Battalion, 75th Ranger Regiment. After his military service, he did contract work for the CIA for five years. Mr. Best holds a B.L.A. from Ashford University.

Tom Davin has served as Co-Chief Executive Officer of the Company since January 2019 and has served as a Director since September 2018. Prior to joining the Company, Mr. Davin was the Chief Executive Officer of 5.11 Tactical from 2011 to 2018 and Chief Executive Officer of Panda Restaurant Group from 2004 to 2009. He was the Chief Operating Officer of Taco Bell from 1997 to 2000. Mr. Davin began his business career in the merger and acquisition groups at Goldman Sachs and PepsiCo. He is presently on the board of directors of Backcountry.com, Pear Sports, LLC, and was previously a member of the boards of Oakley and Zumiez. Mr. Davin served as a U.S. Marine Corps infantry officer and Recon Marine, obtaining the rank of Captain. Mr. Davin graduated from Duke University and earned a MBA from Harvard Business School. Mr. Davin is qualified to serve on our board of directors based on his role as co-Chief Executive Officer of the Company.

Greg Iverson has served as Chief Financial Officer of the Company since April 2020. Prior to that, Mr. Iverson worked as Chief Financial Officer of Overstock.com, Inc. from April 2018 to September 2019. Prior to joining Overstock, he served as the Chief Accounting Officer and Treasurer of Apollo Education Group, Inc. from April 2007 to October 2015 and as Chief Financial Officer from October 2015 to March 2018. He also served as the Director of Financial Reporting at US Airways Group, Inc. (subsequently acquired by American Airlines), and began his career in the audit and advisory practices of Arthur Andersen, LLP and Deloitte & Touche, LLP, in Phoenix, Arizona. Mr. Iverson graduated summa cum laude with a B.S. in accounting from the University of Idaho and is a certified public accountant.

Toby Johnson has served as Chief Operating Officer of the Company since August 2021 after having served as a director on the Company’s Board from August 2020 to July 2021. Prior to joining the Company, Ms. Johnson served as Senior Vice President of Sales for $4 billion Snacks Division of the Campbell Soup Company from July 2020 to August 2021. She began her business career in 2007 as a manufacturing director at a Frito-Lay plant for PepsiCo. Ms. Johnson spent thirteen years at PepsiCo holding various key leadership positions, culminating as a Region Vice President of Frito-Lay from 2018 to 2020. Ms. Johnson is currently a member of the board of directors of USA of Metropolitan New York, Inc. and of Team Red, White & Blue. She served for seven years as an officer in the U.S. Army, where she was an AH-64D Apache Longbow gunship pilot. She deployed with the 3rd Infantry Division as part of the initial invasion in support of Operation Iraqi Freedom. Ms. Johnson graduated from the U.S. Military Academy at West Point and holds an MBA from Harvard Business School.

Andrew McCormick joined the Company as General Counsel in September 2021. Prior to joining the Company, Mr. McCormick served as General Counsel and Corporate Secretary of Laird Superfood from February 2019 to September 2021. Mr. McCormick previously worked as a Senior Associate at Hogan Lovells US LLP from 2014 to 2019 and as an associate at Latham & Watkins (London), LLP from 2011 to 2013. In 2010, Mr. McCormick completed a civilian clerkship with US Army JAG in Seoul, South Korea. Mr. McCormick graduated from Hendrix College with a B.A. with distinction, and holds a J.D. from Columbia University and an LL.M. from the London School of Economics.

Katy Dickson is a director of our Board. Ms. Dickson served as President of Manitoba Harvest, a global company that manufactures and markets plant-based-protein foods and beverages, from 2019 through 2020. Prior to Manitoba Harvest, Ms. Dickson served as Senior Vice President at Mattel, Inc., and President of its American Girl subsidiary from 2016 through 2018. Prior to American Girl, Ms. Dickson served as Chief Marketing Officer for News America Marketing Inc., a subsidiary of global media and information services company, News Corp, from 2015 to 2016. Ms. Dickson spent the majority of her career, more than 23 years, with General Mills, Inc. serving in marketing leadership and general management roles of increasing responsibility for some of the world’s best-known brands, concluding with her service as Vice President/Business Unit Director for Old El Paso and Betty Crocker Dinners. Ms. Dickson served on the board of directors of Cooper Tire & Rubber Company from October 2018 until July 2021, and is currently on the board of Flexsteel Industries, Inc. where she has been an independent director since July 2021, and serves on their compensation committee. Ms. Dickson has served on the board of directors for Black Rifle Coffee Company since August 2020, and is currently Lead Independent Director. Ms. Dickson earned a Bachelor of Science degree from the United States Air Force Academy, and a Master of Business Administration (MBA) degree from the University of California, Los Angeles. She served as an officer in the U.S. Air Force, where she achieved the rank of Captain. Ms. Dickson brings extensive expertise in driving growth through omnichannel and digital strategies, brand building and product innovation to the Board and she is therefore qualified to serve on our Board.

George Muñoz is a director of our Board. Mr. Muñoz has been a director of the Company since July, 2020. He has over seventeen years of experience in public company corporate governance serving as a member of the board of directors and as a member or chair of the board of audit committees, compensation committees, and corporate ESG committees. Mr. Muñoz currently serves on the audit committees of Marriott International, Laureate Education International, Altria Group, and National Geographic Society. From 1993 to 1997, Mr. Muñoz served as an Assistant Secretary and Chief Financial Officer of the U.S. Treasury Department in Washington, DC., and from 1997 to 2001, he served as President and Chief Executive Officer of the Overseas Private Investment Corporation. Mr. Muñoz has a law degree from Harvard Law School, Masters in Public Policy from Harvard University, a bachelor’s in accounting from the University of Texas at Austin, an LL. M. from DePaul University, and a Master of Arts in Theology from Catholic Distance University. He is a currently licensed attorney and a certified public accountant in several states, and, since 2001, has served as a principal of Muñoz Investment Banking Group, LLC and the law firm Tobin & Muñoz, PLLC. Mr. Muñoz brings years of experience of corporate governance and expertise in investment, and he is therefore qualified to serve on our Board.

Roland Smith is a director of our Board. Mr. Smith is currently Chairman of the Board of Jack’s Family Restaurants, Inc. and Director of Caliber Inc. He previously served as Chairman and Chief Executive Officer of Office Depot, Inc., a leading global provider of products, services, and solutions for every workplace, from November 2013 until February 2017. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011 and served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to September 2008, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from

April 2006 to July 2011. He previously served as Chairman of the Board of 24 Hour Fitness USA, Inc. and Big Jack Holdings Corp., Director and Chairman of the Board of Office Depot, Director and Chairman of the Board of Carmike Cinemas, Inc., Director of The Wendy’s Company, Director of Wendy’s/Arby’s Group, Inc., and Director of Dunkin’ Brands Group, Inc. Mr. Smith brings extensive chief executive experience to our Board and has served previously on multiple public company boards.

Steven Taslitz is a director of our Board. Mr. Taslitz joined the Company as a Director in 2018. Mr. Taslitz is also currently on the board of directors of Datacubed Health, Stella, Fancy Sprinkles, We Are Giant, and Wengen Alberta. He co-founded Sterling Partners in 1983 and is Chairman of the firm. Mr. Taslitz and his family have supported and served on a number of educational, non-profit boards, including the Illinois Board of Higher Education, the Glencoe Educational Foundation, and the Investment Committee of the Jewish United Fund. He received a BS in Accountancy with Honors from the University of Illinois. Mr. Taslitz is qualified to serve on our board of directors based on his role as co-founder of Sterling Partners, a significant stockholder in the Company, his extensive knowledge about our business, and his extensive experience as a director of a diverse range of companies.

Glenn Welling is a director of our Board. Mr. Welling has been the founder and Chief Investment Officer of Engaged Capital, LLC since its founding in 2012. Prior to founding Engaged Capital, Mr. Welling was a Principal and Managing Director at Relational Investors, LLC, an investment fund, which he joined in July 2008, where he was responsible for managing the fund’s consumer, healthcare and utility investments. From February 2002 to May 2008, Mr. Welling was a Managing Director of Credit Suisse Group AG, an investment bank, where he also served as the Head of the Investment Banking Department’s Advisory Business. Mr. Welling has been a member of the board of directors of The Hain Celestial Group since September 2017. From May 2015 to June 2020, Mr. Welling served as a member of the board of directors of TiVo Corporation, a provider of digital entertainment technology solutions, where he was chairperson of TiVo’s compensation committee and a member of the corporate governance and nominating committee and the strategy committee. Mr. Welling served as a member of the board of directors of Jamba, Inc., a leading restaurant retailer of better-for-you food and beverage offerings, from January 2015 to September 2018, where he also served as the chairperson of its compensation committee and as a member of its finance committee. From 2015 to 2018, Mr. Welling served on the board of directors of Medifast, Inc., a manufacturer of medically based, proprietary healthy living and meal replacement products, where he was a member of the audit, compensation and mergers & acquisitions committees. Mr. Welling serves as Chairman of the Board for the University of Pennsylvania’s tennis program and as a member of the Wharton Executive Education Board. Mr. Welling is well-qualified to serve on our Board due to significant experience in the areas of investments, finance and corporate governance.

Controlled Company Exception

Evan Hafer controls a majority of the voting power of our outstanding Class A Common Stock and Class B Common Stock. As a result, we are deemed a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are free from the obligation to comply with certain corporate governance requirements, including the requirements:

●	that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NYSE;
●	that we have, to the extent applicable, a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	that any corporate governance and nominating committee or compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	for an annual performance evaluation of the nominating and governance committees and compensation committee.

Because we have availed ourselves of the “controlled company” exception under the rules, we may choose to rely upon these exemptions. These exemptions, however, do not modify the independence requirements for our audit committee and we will comply with the requirements of Rile 10A-3 of the Exchange Act and the rules of the NYSE within the applicable time frame.

Board Composition

The Company’s business is managed under the direction of the Board. The Board consists of seven members, divided into three classes of staggered three-year terms.

As discussed more fully under the section entitled “Certain Relationships and Related Transactions—Investor Rights Agreement,” the Company is party to the Investor Rights Agreement with the Founder, the Sponsor, the Forward Purchase Investors, the Sterling Equityholders and certain Legacyholders (each defined therein). Pursuant to the Investor Rights Agreement, Engaged Capital, on behalf of the Forward Purchase Investors, has the right to nominate two directors to the Board and the Founder has the right to nominate three directors (including himself) to the Board, in each case, for so long as such entities, individuals and their respective affiliates beneficially own certain specified percentages of the economic interests in the Company and Authentic Brands as set forth in the Investor Rights Agreement.

Pursuant to the Investor Rights Agreement, the parties thereto agreed that the initial Board upon the completion of the Business Combination is composed of the following seven individuals: Tom Davin, Katy Dickson, Evan Hafer, George Muñoz, Roland Smith, Steven Taslitz and Glenn Welling.

The Board is divided into three staggered classes of directors. At each annual meeting of the Company’s stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

●	the Class I directors are Katy Dickson and Roland Smith;
●	the Class II directors are Tom Davin and George Muñoz; and
●	the Class III directors are Evan Hafer, Steven Taslitz and Glenn Welling.

Subject to the Investor Rights Agreement, the term of all Class I directors shall automatically become one year commencing on the seventh annual meeting of stockholders, the term of all Class II directors shall automatically become one year commencing on the eighth annual meeting of stockholders and the term of all Class III directors shall automatically become one year commencing on the ninth annual meeting of stockholders, with all directors having a term of one year from and after such ninth annual meeting of stockholders. Until the fifth anniversary of the closing of the Business Combination, (i) the holders party to the Investor Rights Agreement will agree to vote all of their respective shares of the Company’s Class A Common Stock and the Company’s Class B Common Stock, as applicable, in favor of the Engaged Directors and the Founder Directors and (ii) the Forward Purchase Investors, the Sponsor and certain other equityholders party to the Investor Rights Agreement will agree to vote all of their voting stock in the Company in the election and removal of directors as directed by the Founder.

Director Independence

The Company’s Class A Common Stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of the NYSE.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Company has determined that Katy Dickson, George Muñoz, Roland Smith, Steven Taslitz and Glenn Welling are “independent directors” as defined under the listing requirements and rules of the NYSE and the applicable rules of the Exchange Act.

Board Committees

The Board has established an audit committee, compensation committee and nominating and corporate governance committee. The responsibilities of each committee are described below. The composition of each committee has been determined and made in accordance with the NYSE listing standards and the independence standards of Rule 10A-3 of the Exchange Act, as applicable. The Board may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

Our audit committee consists of George Muñoz, Steven Taslitz and Glenn Welling, with George Muñoz serving as chair. Each of these individuals qualify as independent directors under the NYSE listing standards and the independence standards of Rule 10A-3 of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that George Muñoz qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee is responsible for, among other things:

●	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
●	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;
●	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
●	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;
●	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;
●	assisting the board of directors in monitoring the performance of our internal audit function;
●	monitoring the performance of our internal audit function;
●	reviewing with management and our independent auditors our annual and quarterly financial statements;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
●	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

Compensation Committee

Our compensation committee consists of Katy Dickson, George Muñoz, Roland Smith and Glenn Welling, with Katy Dickson serving as chair. Each of these individuals qualify as independent directors under the NYSE listing standards.

The compensation committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our CEO’s compensation level based on such evaluation;
●	reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;
●	reviewing and recommending the compensation of our directors;
●	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;
●	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and
●	reviewing and making recommendations with respect to our equity compensation plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Katy Dickson, Evan Hafer, Roland Smith and Steven Taslitz, with Evan Hafer serving as chair. Ms. Dickson, Mr. Smith and Mr. Taslitz qualify as independent directors under the NYSE listing standards.

The nominating and corporate governance committee is responsible for, among other things:

●	assisting our board of directors in identifying prospective director nominees and recommending nominees to the board of directors;
●	overseeing the evaluation of the board of directors and management;
●	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and
●	recommending members for each committee of our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or have served during the last completed fiscal year as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are party to certain transactions with affiliates of our Principal Stockholders described in “Certain Relationships and Related Transactions.”

Code of Ethics

We adopted a new Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which will be posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained on, or accessible from, our website is not part of this Annual Report by reference or otherwise.

Related Person Policy of the Company

We adopted a formal written policy that effective upon the Business Combination providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s voting securities, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s audit committee, subject to the exceptions described below.

A related person transaction is generally a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

Under the policy, the Company shall collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder, to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Company’s Audit Committee, or other independent body of the Company Board, must consider, in light of known circumstances, whether the transaction is in. or is not inconsistent with, the Company’s best interests and those of the Company’s stockholders, as the Company’s Audit Committee, or other independent body of the Company Board, determines in the good faith exercise of its discretion.

The Company’s Audit Committee has determined that certain transactions will not require the approval of the Audit Committee including certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non- executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Item 11. Executive Compensation

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a 2021 Summary Compensation Table and an Outstanding Equity Awards at the end of fiscal year 2021, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to the following “Named Executive Officers” or “NEOs,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2021.

Name	Principal Position
Evan Hafer	Chief Executive Officer
Tom Davin	Co-Chief Executive Officer
Toby Johnson	Chief Operating Officer
Andrew McCormick	General Counsel and Secretary

2021 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal year ended December 31, 2021.

				Option	All Other
		Salary	Bonus(1)	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Evan Hafer, Chief Executive Officer	2021	$340,000	—	—	$28,382	$368,382
	2020	$340,000	$566,352	—	$28,382	$934,734
Tom Davin, Co-Chief Executive Officer	2021	$315,000	—	—	$31,342	$346,342
	2020	$315,000	$472,500	—	$31,342	$818,842
Toby Johnson, Chief Operating Officer(4)	2021	$140,000	$212,000	$2,153,100	$107,579	$2,612,679
Andrew McCormick, General Counsel and Secretary(5)	2021	$75,000	—	$430,620	$3,197	$508,817
(1)	Represents discretionary bonuses earned by each individual, based on performance for the applicable year. In 2022, the Company’s compensation committee determined that no annual bonus amounts would be paid with respect to 2021 performance to any of the Company’s named executive officers. As noted in (4), the amount shown with respect to Ms. Johnson reflects a signing bonus received in connection with her commencement of employment.
(2)	Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of the Incentive Units in Authentic Brands granted to Ms. Johnson and Mr. McCormick during 2021, calculated in accordance with FASB ASC 718. The Incentive Units represent membership interests in Authentic Brands that are intended to constitute “profits interests” for federal income tax purposes. Aside from the fact that the Incentive Units do not require the payment of an exercise price, they are similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The assumptions used in calculating the grant date fair value of the Incentive Unit awards reported in this column are set forth in Note 11 of our consolidated financial statements for the year-ended December 31, 2021 included in Item 8. Financial Statements and Supplementary Data. For more information on the Incentive Units, see the “Outstanding Equity Awards at 2021 Fiscal Year-End” table and “— Equity Incentives” below.
(3)	For 2021, includes the following amounts:

			Relocation
	401(k) Match	Benefits (a)	Benefit (b)
Evan Hafer	$11,600	$16,782	—
Tom Davin	$11,600	$19,742	—
Toby Johnson	—	$21,470	$86,019
Andrew McCormick	$1,868	$1,329	—

(a)	Includes employee benefits for medical insurance and HSA/FSA employer match.
(b)	Includes reimbursement of a relocation obligation to her former employer in the amount of $86,109.
(4)	Ms. Johnson commenced employment with BRCC in August 2021 and received a signing bonus in the amount of $212,000. Her salary for 2021 was pro-rated accordingly. As described above, the Compensation Committee determined that no annual bonus amounts will be paid with respect to 2021 performance to any of the Company’s named executive officers.
(5)	Mr. McCormick commenced employment with BRCC in September 2021, and his 2021 annual base salary was pro-rated accordingly. As described above, the Compensation Committee determined that no annual bonus amounts will be paid with respect to 2021 performance to any of the Company’s named executive officers.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Offer Letter or other Compensatory Arrangement

We have entered into an employment agreement or an offer letter with each of our Named Executive Officers other than Mr. Hafer. Evan Hafer, as Black Rifle Coffee’s founder and CEO, has controlled all significant decisions of the Company since its inception.

The employment agreements, offer letters, and Mr. Hafer’s compensation arrangement provide for the following key compensation elements:

Base Salary. Each employment agreement and offer letter provides for an annualized base salary. For 2021, annualized base salary numbers for our Named Executive Officers were as follows: $315,000 for Mr. Davin, $350,000 for Ms. Johnson and $300,000 for Mr. McCormick (pro-rated, in the case of Ms. Johnson and Mr. McCormick to reflect her or his commencement of employment during 2021). Mr. Hafer’s base salary for 2021 was $340,000.

Annual Bonuses. Each employment agreement and offer letter provides for an annual discretionary bonus based on achievement of performance objectives established by the Board of Directors of Authentic Brands or a committee thereof. For Fiscal Year 2021, the annual target bonus amounts, which are assessed and approved annually by the compensation committee of the Board, for each Named Executive Officer were as follows: 100% of annual base salary both for Mr. Davin and Ms. Johnson and 50% of annual base salary for Mr. McCormick (pro-rated, in the case of Ms. Johnson and Mr. McCormick to reflect her or his commencement of employment during 2021). For that same period, bonus targets were established based upon revenue, adjusted EBITDA, and individual performance goals. As described above, the Compensation Committee used its discretionary authority to determine no bonuses would be payable with respect to 2021 performance for any of our named executive officers. See “Summary Compensation Table” above for each Named Executive Officer’s annual bonus earned in 2020, if any.

Incentive Units. Ms. Johnson and Mr. McCormick also received grants of Incentive Units during 2021 pursuant to the terms of their offer letter or employment agreement, respectively. See “— Equity Incentives” below for a description of the Incentive Units granted to our Named Executive Officers.

Severance Compensation. Certain of the employment agreements provide for additional compensation upon a qualifying termination of employment. See “— Potential Payments upon Termination or Change in Control” for additional details.

Restrictive Covenants. Each employment agreement includes the Company’s customary non-competition, non-solicitation, and confidentiality restrictions.

401(k) Plan

We maintain a tax-qualified retirement plan that provides all full-time employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual limits under the Code.

We match 100% of participant deferrals up to 3% of a participant’s compensation plus 50% of participant deferrals in excess of 3% and up to 5% of employee’s compensation for a maximum matching contribution equal to 4% of a participant’s compensation under a safe harbor provision. Participants are immediately vested in their contributions and company safe harbor contributions plus actual earnings thereon. Vesting in the Company’s discretionary contribution portion of their accounts plus actual earnings thereon is based on years of credited service. Participants vest 50% each year until they are 100% vested after two years of service.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2021.

	Option Awards(1)
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options		Option Exercise	Option
	(#)		(#)		Price(7)	Expiration
Name	Exercisable(1)		Unexercisable		($)	Date(7)
Evan Hafer	40,000		—		N/A	N/A
Tom Davin	1,972		157	(2)	N/A	N/A
	32,772		12,500	(3)	N/A	N/A
Toby Johnson	75	(4)	—		N/A	N/A
	—		10,000	(5)	N/A	N/A
Andrew McCormick	—		2,000	(6)	N/A	N/A
(1)	The equity awards disclosed in this table are Incentive Units of Authentic Brands (“Incentive Units”), which are intended to be profits interests for federal income tax purposes. For more information on the Incentive Units, see “— Equity Incentives,” below. Aside from the fact that the Incentive Units do not require the payment of an exercise price or have an option expiration date, we believe they are economically similar to stock options and, as such, they are reported in this table as “Option” awards. Awards reflected as “Unexercisable” are Incentive Units that have not yet vested. Awards reflected as “Exercisable” are Incentive Units that have vested, but remain outstanding.
(2)	156 Incentive Units were scheduled to vest at the end of each quarter through February 13, 2022, subject to Mr. Davin’s continued employment. The vesting of these Incentive Units accelerated in connection with the Business Combination and such units were converted to fully-vested Common Units of Authentic Brands. For additional discussion, see “— Potential Payments upon Termination or Change in Control.”
(3)	3,125 Incentive Units were scheduled to vest at the end of each quarter through January 7, 2023, subject to Mr. Davin’s continued employment. The vesting of these Incentive Units accelerated in full upon the closing of the Business Combination and such units were converted to fully-vested Common Units of Authentic Brands. For additional discussion, see “— Potential Payments upon Termination or Change in Control.”
(4)	Represents a grant of Incentive Units Ms. Johnson received in connection with her prior service as a member of the Company’s Board of Directors. In connection with her commencement of employment, Ms. Johnson forfeited the remainder of this grant.
(5)	2,000 Incentive Units vested upon the closing of the Business Combination and were converted to fully-vested Common Units of Authentic Brands, and 500 Incentive Units will vest on August 11, 2022 and 625 Incentive Units will vest at the end of each subsequent quarter through August 11, 2025, subject to Ms. Johnson’s continued employment. For additional discussion, see “— Potential Payments upon Termination or Change in Control.”
(6)	400 Incentive Units vested upon the closing of the Business Combination and such units were converted to fully-vested Common Units of Authentic Brands, and 100 Incentive Units vest on September 13, 2022 and 125 Incentive Units will vest at the end of each subsequent quarter through September 13, 2025, subject to Mr. McCormick’s continued employment. For additional discussion, see “— Potential Payments upon Termination or Change in Control.”
(7)	These awards are not traditional options, and therefore, there is no exercise price or expiration date associated with them.

Equity Incentives

Authentic Brands maintained an Equity Incentive Plan (the “Incentive Unit Plan”) pursuant to which its Board issued Incentive Units to eligible individuals. The Incentive Units are intended to constitute “profits interests” within the meaning of Revenue

Procedures 93-27 and 2001-43, and provided an immediate and significant alignment between our Named Executive Officers and our business. As profits interests, the Incentive Units have no value for tax purposes on the date of grant.

Each Named Executive Officer was granted Incentive Units pursuant to the terms and conditions set forth in the Incentive Unit Plan and the Authentic Brands LLC Agreement. The number of Incentive Units granted to each of our Named Executive Officers was not determined pursuant to any formulaic equation or benchmarking to any peer groups; rather, the number of Incentive Units is and was determined by the compensation committee of the Board in its sole discretion.

The unvested Incentive Units held by our Named Executive Officers generally vest over a four-year period — 25% on the first anniversary of grant and then in equal installments at the end of each subsequent quarter over the next three years, in each case, subject to continued employment through such date. In connection with the Business Combination, prior Incentive Units that were vested (including those that vested in connection with the Business Combination) were converted into Common Units of Authentic Brands. Incentive Units that remained unvested will continue to vest in accordance with their terms. However, no additional awards will be granted under the Incentive Unit Plan.

In connection with the Business Combination, our shareholder approved the EIP, pursuant to which we may grant eligible employees equity compensation awards.

The EIP provides that Evan Hafer will be eligible to receive awards with respect to a number of shares of Class A Common Stock equal to up to 4% of the fully-diluted aggregate number of Class A and Class B Common Stock outstanding as of the Business Combination. We expect that Mr. Hafer will receive a grant of this full amount (the “Founder Grant”), which will be in the form of performance-based restricted stock units (“PSUs”). The Founder Grant is intended to provide an immediate and significant alignment between the BRCC Founder and the success of our business. The PSUs to be granted to Mr. Hafer are expected to be earned based upon achievement of specified compound annual growth rate (CAGR) goals over a 5-year period, subject to continued employment.

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

As described above, Mr. Hafer does not currently have a contractual entitlement to severance.

Mr. Davin’s employment agreement provides that his employment by the Company is at-will and generally does not provide for additional compensation upon termination, beyond a requirement to provide at least 30 days’ written notice of termination of employment.

Ms. Johnson’s employment agreement provides that in the event that Ms. Johnson is terminated without “cause”, subject to her execution of a general release of claims, she will be entitled to receive continued payment of her base salary for a six month period following termination of employment.

Mr. McCormick does not have a contractual entitlement to severance.

Vesting of Incentive Units upon Change in Control

The terms of the Incentive Units held by our Named Executive Officers provided for partial accelerated vesting upon a “change in control” (as defined in the Plan), depending on the amount of time that has elapsed between the date of grant and the date of such “change in control.” The Business Combination resulted in Mr. Davin receiving full vesting of all Incentive Units he held. In addition, Ms. Johnson and Mr. McCormick have received accelerated vesting in 2,000 and 400 Incentive Units, respectively.

Director Compensation

The following table summarizes the compensation awarded or paid to the members of the Board for the fiscal year ended December 31, 2021.

	Fees Earned or
Name	Paid in Cash	Options(1)	Total
Katy Dickson	$52,000	$64,593	$116,593
George Muñoz	$49,000	$64,593	$113,593
Steven Taslitz	$16,500	$64,593	$81,093
Toby Johnson(2)	$30,000	—	$30,000
(1)	Amounts reported in the “Options” column reflect the aggregate grant date fair value of the Incentive Units in the Authentic Brands granted to Mr. Muñoz and Mses. Dickson and Johnson during 2021, calculated in accordance with FASB ASC 718. The Incentive Units represent membership interests in the Company that are intended to constitute “profits interests” for federal income tax purposes. Aside from the fact that the Incentive Units do not require the payment of an exercise price or have an option expiration date, we believe they are economically similar to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The aggregate number of Incentive Units held by each director as of December 31, 2021 was: 1,705 for Mr. Muñoz, 1,107 for Ms. Dickson, 300 for Mr. Taslitz and 75 for Ms. Johnson (excluding the grant she received in connection with her commencement of service as the Chief Operating Officer, as described above).
(2)	As described above, in June of 2021, Ms. Johnson resigned as a director in connection with her appointment as Chief Operating Officer.

Director Compensation.  During August 2021, we approved an updated director compensation program that provides for a base annual cash retainer of $50,000 plus the following additional cash retainers: $40,000 for Ms. Dickson ($20,000 in recognition of her service as lead independent director and an additional $10,000 for her service as a member of the compensation committee and the audit committee); $26,000 for Mr. Muñoz ($20,000 in recognition of his service as a member of the audit committee and $6,000 for his service as a member of the compensation committee); and $16,000 for Mr. Taslitz ($10,000 in recognition of his service as a member of the audit committee and $6,000 for his service as a member of the compensation committee). The amounts reflected in the table above were paid based upon the Company’s prior director compensation program for periods prior to August 2021 and amounts under the current compensation program were correspondingly pro-rated to reflect the partial year.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting shares by:

●	each person who is known to be the beneficial owner of more than 5% of our voting shares;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of shares of the Company’s voting shares as presented below is based on the following: (i) an aggregate of 44,703,936 shares of Class A Common Stock issued and outstanding and (ii) an aggregate of 149,032,886 shares of Class B Common Stock issued and outstanding; provided, that, the information below excludes (a) the shares of Class A Common Stock reserved for future awards under the EIP and the ESPP, (b) 17,766,641 shares of Class A Common Stock subject to outstanding Warrants of the Company, (c) 694,063 shares of Class C Common Stock issued and outstanding, (d) 9,926,562 shares of Class B Common Stock issuable upon vesting of 9,926,562 Restricted Common Units and (e) certain other unvested restricted units.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 1144 S 500 W, Salt Lake City, UT 84101.

	Beneficial Ownership Table
	Class A	Class B	% of Total
Name and Address of Beneficial Owners	Common Stock	Common Stock	Voting Power
Evan Hafer(1)	16,432,868	109,855,412	65.19%
Tom Davin(2)	—	8,107,010	4.18%
Toby Johnson(3)	—	113,366	0.06%
Andrew McCormick(4)	—	20,724	0.01%
Katy Dickson(5)	—	107,979	0.06%
George Munoz(6)	—	185,689	0.10%
Roland Smith	—	—	—
Steven Taslitz(7)	—	1,576,346	0.81%
Glenn Welling(8)	16,025,000	—	8.27%
EKNRH Holdings LLC(9)	—	32,131,666	16.59%
Mathew Best(10)	—	27,237,096	14.06%
John Miller(11)	—	13,289,347	6.86%
Marianne Hellauer(12)	—	24,863,521	12.83%
Funds and accounts managed by Engaged Capital(8)	16,025,000	—	8.27%
All directors and officers after the Business Combination as a group (11 persons)	21,457,868	118,529,335	72.26%
(1)	Reflects (i) 32,131,666 shares of Class B Common Stock held through EKNRH Holdings LLC, an entity managed by Mr. Hafer, and (ii)(a) 5,432,868 shares of Class A Common Stock held by the Sponsor, (b) 11,000,000 shares of Class A Common Stock held by the Engaged Capital Investors, (c) 27,237,096 shares of Class B Common Stock held by Mr. Best, (d) 13,289,347 shares of Class B Common Stock that may be deemed to be beneficially owned by Mr. Miller, (e) 24,863,521 shares of Class B Common Stock that may be deemed to be beneficially owned by Ms. Hellauer and (f) 12,333,782 shares of Class B Common Stock held in aggregate by certain other stockholders party to the Investor Rights Agreement, which shares listed under (ii) may be deemed to be beneficially owned by Mr. Hafer, given that, pursuant to the Investor Rights Agreement, Mr. Hafer has a proxy to vote such shares with respect to director elections. Mr. Hafer disclaims any beneficial ownership of the reported shares other than with respect to shares held by EKNRH Holdings LLC and other than to the extent of any pecuniary interest Mr. Hafer may have therein, directly or indirectly.
(2)	Reflects (i) 6,882,953 shares of Class B Common Stock directly held by Mr. Davin and (ii) 1,224,057 shares of Class B Common Stock that Mr. Davin may be deemed to beneficially own through his control, together with a partner, of the entity owning such shares. Mr. Davin disclaims any beneficial ownership of the reported shares held by such entity other than to the extent of any pecuniary interest Mr. Davin may have therein, directly or indirectly. Does not reflect up to 555,062 shares of Class B Common Stock that Mr. Davin may be deemed to beneficially own in the event of the occurrence of a Second Tier Vesting Event with respect to the 555,062 Restricted Common Units that may be deemed to be beneficially owned by Mr. Davin at Closing.
(3)	Does not reflect (i) up to 20,750 shares of Class B Common Stock issuable to Ms. Johnson in the event of the occurrence of a Second Tier Vesting Event with respect to the 20,750 Restricted Common Units held by Ms. Johnson at Closing and (ii) certain unvested restricted units.
(4)	Does not reflect (i) up to 4,000 shares of Class B Common Stock issuable to Mr. McCormick in the event of the occurrence of a Second Tier Vesting Event with respect to the 4,000 Restricted Common Units held by Mr. McCormick at Closing and (ii) certain unvested restricted units.
(5)	Does not reflect (i) up to 8,670 shares of Class B Common Stock issuable to Ms. Dickson in the event of the occurrence of a Second Tier Vesting Event with respect to the 8,670 Restricted Common Units held by Ms. Dickson at Closing and (ii) certain unvested restricted units.
(6)	Does not reflect (i) up to 14,650 shares of Class B Common Stock issuable to Mr. Muñoz in the event of the occurrence of a Second Tier Vesting Event with respect to the 14,650 Restricted Common Units held by Mr. Muñoz at Closing and (ii) certain unvested restricted units.

(7)	Reflects (i) 3,109 shares of Class B Common Stock directly held by Mr. Taslitz and (ii) 1,573,237 shares of Class B Common Stock held by a trust for which Mr. Taslitz is acting as a trustee and which shares may therefore be deemed to be beneficially owned by Mr. Taslitz. Mr. Taslitz disclaims any beneficial ownership of the reported shares held by such trust other than to the extent of any pecuniary interest Mr. Taslitz may have therein, directly or indirectly. Does not reflect (i) up to 104,780 shares of Class B Common Stock that Mr. Taslitz may be deemed to beneficially own in the event of the occurrence of a Second Tier Vesting Event with respect to the 104,780 Restricted Common Units that may be deemed to be beneficially owned by Mr. Taslitz at Closing and (ii) certain unvested restricted units.
(8)	Engaged Capital, as the general partner and investment adviser of the investment funds and accounts purchasing the Forward Purchase Shares (as defined below) pursuant to the Forward Purchase Investment (as defined below) and the PIPE Shares (as defined below) pursuant to the PIPE Investment (as defined below), may be deemed to beneficially own the 16,025,000 shares owned in the aggregate by the Forward Purchase Investors (as defined below) and such PIPE Investors (as defined below) following the Business Combination. Engaged Capital Holdings, LLC, as the managing member of Engaged Capital, may be deemed to beneficially own the 16,025,000 shares owned in the aggregate by the Forward Purchase Investors and such PIPE Investors following the Business Combination. Glenn Welling, as the Founder and Chief Investment Officer of Engaged Capital and the sole member of Engaged Capital Holdings, LLC, may be deemed to beneficially own the 16,025,000 shares owned in the aggregate by the Forward Purchase Investors and such PIPE Investors following the Business Combination. Mr. Welling disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest Mr. Welling may have therein, directly or indirectly. The principal business address of Glenn Welling is c/o Engaged Capital, LLC, 610 Newport Center Drive, Suite 250, Newport Beach, CA 92660.
(9)	Does not reflect up to 2,106,631 shares of Class B Common Stock issuable to EKNRH Holdings LLC in the event of the occurrence of a Second Tier Vesting Event with respect to the 2,106,631 Restricted Common Units held by EKNRH Holdings LLC at Closing. EKNRH Holdings LLC is an entity managed by Evan Hafer and, as such, Evan Hafer is the beneficial owner of the shares held by EKNRH Holdings LLC.
(10)	Does not reflect up to 1,787,793 shares of Class B Common Stock issuable to Mr. Best in the event of the occurrence of a Second Tier Vesting Event with respect to the 1,787,793 Restricted Common Units held by Mr. Best at Closing.
(11)	Represents shares of Class B Common Stock held by entities managed by Mr. Miller and by a trust for which Mr. Miller is serving as a trustee, which shares may in each case be deemed to be beneficially owned by Mr. Miller. Does not reflect up to 880,027 shares of Class B Common Stock that Mr. Miller may be deemed to beneficially own in the event of the occurrence of a Second Tier Vesting Event with respect to the 880,027 Restricted Common Units that may be deemed to be beneficially owned by Mr. Miller at Closing. Mr. Miller disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest Mr. Miller may have therein, directly or indirectly.
(12)	Represents 12,431,760 shares of Class B Common Stock held by trusts and 12,431,761 shares of Class B Common Stock held by GI Decaf Trust UAD 2/3/2016, in each case for which Ms. Hellauer is serving as a trustee, and which shares may be deemed to be beneficially owned by Ms. Hellauer. Does not reflect up to 1,646,468 shares of Class B Common Stock that Ms. Hellauer may be deemed to beneficially own in the event of the occurrence of a Second Tier Vesting Event with respect to the 1,646,468 Restricted Common Units that may be deemed to be beneficially owned by Ms. Hellauer at Closing. Ms. Hellauer disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest Ms. Hellauer may have therein, directly or indirectly.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other Transactions

On January 10, 2020, we entered into a purchase and sale agreement with Flag Holdings LLC for the purchase of real property located in Salt Lake City, Utah for a purchase price of approximately $3.6 million. Flag Holdings LLC was 50% owned by Evan Hafer, our Chief Executive Officer, at the time of closing. In payment of the purchase price, we assumed a mortgage on the property, transferred cash to the other principal owner of Flag Holdings, and entered into a promissory note in favor of Evan Hafer in a principal amount of approximately $530,000. The promissory note accrued interest at a rate of 9% per annum compounded monthly, resulting in a final payment from us of approximately $580,000 at the time of repayment. Following the entry into the promissory note, Evan

Hafer assigned $200,000 in principal amount and accrued interest under the note to Mat Best, our Chief Branding Officer. No amounts remain outstanding on the promissory note.

On August 18, 2021, we entered into an agreement with Sterling Fund Management, LLC pursuant to which we agreed to cover certain expenses incurred by Sterling Fund Management, LLC and certain of its affiliates in connection with the evaluation of potential Black Rifle store locations in the State of Arizona in an aggregate amount of $1.0 million. Steven Taslitz, a member of our Board of Directors, is the co-Founder and Chairman of Sterling Fund Management, LLC. As of the date of this Annual Report, no amount was due under this agreement.

LLC Agreement

On February 9, 2022, in connection with the consummation of the Business Combination, the Company and the other holders of Company Units entered into the LLC Agreement. The operations of Authentic Brands, and the rights and obligations of the holders of the Company Units, are set forth in the LLC Agreement.

Under the LLC Agreement, Authentic Brands is managed by the Company. Except as otherwise specifically required under the LLC Agreement, the Company has full and complete control of all affairs of Authentic Brands. The Company manages and control all business activities and operations of Authentic Brands and control the day-to-day management of the business of Authentic Brands and its subsidiaries. In addition, the LLC Agreement provides, among other things, that the holders of the Common Units (other than the Company and its subsidiaries) have the right to require Authentic Brands to redeem all or a portion of such Common Units, together with the cancellation of an equal number of shares of Class B Common Stock, for an equal number of shares of Class A Common Stock, or a corresponding amount of cash, in each case contributed to Authentic Brands by the Company, provided that the Company may elect to effect a direct exchange of such cash or the Class A Common Stock for such Common Units in lieu of any such redemption, all in accordance with the terms and subject to certain restrictions set forth in the LLC Agreement.

Investor Rights Agreement

On February 9, 2022, in connection with the consummation of the Business Combination, the Company, the Sponsor, Engaged Capital and certain of its affiliates (collectively, “Engaged”), BRCC Founder and certain other equityholders of the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, so long as the BRCC Founder and Engaged continue to own a specified percentage of Class A Common Stock and/or Common Units, then such holder will have the right to designate for nomination by the board of directors the number of candidates for election to the board of directors specified in the Investor Rights Agreement. In addition, for a period of five years following the consummation of the Business Combination, certain equityholders party to the Investor Rights Agreement agree to vote as directed by the BRCC Founder as a proxy on the election and removal of directors. The Investor Rights Agreement also provides that certain specific action as set forth therein shall be approved by a vote of two thirds of the directors then in office. In addition, under the Investor Rights Agreement, the Company agreed to register for resale, certain shares of Class A Common Stock and other equity securities of the Company that are held by the parties thereto from time to time. The Investor Rights Agreement provides for underwritten offerings and piggyback registration rights, in each case subject to certain limitations set forth therein.

Tax Receivable Agreement

On February 9, 2022, in connection with the consummation of the Business Combination, the Company entered into a Tax Receivable Agreement with Authentic Brands and Sterling New Investment Holdings LLC, as agent (the “Tax Receivable Agreement”).

Pursuant to the Tax Receivable Agreement, the Company will be required to pay to the Continuing Unitholders 85% of the tax savings that the Company realizes as a result of increases in tax basis in Authentic Brands’ assets resulting from the redemption of former preferred units of Authentic Brands (other than those held by Blocker) and a portion of the Common Units for the consideration paid pursuant to the Business Combination Agreement, the future exchange of Common Units for shares of Class A Common Stock (or cash) pursuant to the LLC Agreement and certain pre-existing tax attributes of the Blocker, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless the Company exercises its right (with the consent of a majority of its disinterested directors and of the Agent under the

Tax Receivable Agreement) to terminate the Tax Receivable Agreement for an amount representing the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement or certain other acceleration events occur.

Statement of Policy Regarding Transactions with Related Persons

In connection with the consummation of the Business Combination, the Company adopted a formal written policy providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s audit committee, subject to certain exceptions.

Indemnification of Directors and Officers

The Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, the Charter provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming any of the Company’s directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 14. Principal Accounting Fees and Services

The following sets forth fees billed by Ernst & Young LLP for the audit of the annual financial statements and other services rendered (dollars in thousands):

	December 31
	2021	2020
Audit fees(1)	$1,250	$198
Total	$1,250	$198
(1)	Includes fees for audits of annual financial statements, reviews of quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

The Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee is responsible for, among other things:

selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

●	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;
●	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
●	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;
●	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;
●	assisting the board of directors in monitoring the performance of our internal audit function;
●	monitoring the performance of our internal audit function;
●	reviewing with management and our independent auditors our annual and quarterly financial statements; and
●	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements - See Part II, Item 8, Financial Statements and Supplementary Data
(2)	Financial Statement Schedules - None
(3)	Exhibits

Exhibit	Description
2.1†

Business Combination Agreement, dated as of November 2, 2021, by and among SilverBox, the Company, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

2.2

First Amendment to Business Combination Agreement, dated as of January 4, 2022, by and among SilverBox, the Company, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.3

Warrant Agreement, dated as of February 25, 2021, between Continental Stock Transfer & Trust Company and SilverBox (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2022).

4.4

Warrant Assumption Agreement, dated as of February 9, 2022, by and among SilverBox, the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.

10.1†

Third Amended and Restated Limited Liability Company Agreement of Authentic Brands, dated as of February 9, 2022, by and among Authentic Brands and each other person who is or at any time becomes a member of Authentic Brands (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.2

Tax Receivable Agreement, dated as of February 9, 2022, by and among the Company, Authentic Brands and Sterling New Investment Holdings LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.3†

Investor Rights Agreement, dated as of February 9, 2022, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.5

Waiver under the Business Combination Agreement, dated as of February 9, 2022, by and among Authentic Brands and SilverBox (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.6

Amended and Restated Forward Purchase Agreement, dated as of November 2, 2021, by and among SilverBox Engaged Capital and Authentic Brands (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.7	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.8#	The Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.9#	The Company’s 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.10#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).
10.11#*	Incentive Units Agreement, dated as of September 28, 2018, by and between Authentic Brands LLC and Evan Hafer

10.12#*	Employment Agreement, dated as of January 7, 2019, by and between Black Rifle Coffee Company LLC and Tom Davin.

10.13#*	Restricted Units Agreement, dated as of September 28, 2018, by and between Authentic Brands LLC and Tom Davin.

10.14#*	Employment Agreement, dated as of August 3, 2021, by and between Black Rifle Coffee Company LLC and Toby Johnson.

10.15#*	Restricted Units Agreement, dated as of August 11, 2021, by and between Authentic Brands LLC and Toby Johnson.

10.16#*	Restricted Units Agreement, dated as of September 13, 2021, by and between Authentic Brands LLC and Andrew McCormick.

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

31.1*

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.
†

Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
March 16, 2022		Chief Executive Officer, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2022.

Signature	Title

/s/ Evan Hafer	Chief Executive Officer
Evan Hafer	(Co-Principal Executive Officer)

/s/ Tom Davin	Co-Cheif Executive Officer
Tom Davin	(Co-Principal Executive Officer)

/s/ Gregory J. Iverson	Chief Financial Officer
Gregory J. Iverson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Katy Dickson	Director
Katy Dickson

/s/ George Munoz	Director
George Munoz

/s/ Roland Smith	Director
Roland Smith

/s/ Steven Taslitz	Director
Steven Taslitz

/s/ Glenn Welling	Director
Glenn Welling