Form 10-Q
period 2022-03-31
BRC Inc.
filed 2022-05-12
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 001-41275

BRC Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3277812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1144 S. 500 W
Salt Lake City, UT 84101
(Address of principal executive office, zip code)

(801) 874-1189
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	BRCC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50(1)	BRCC WS	New York Stock Exchange

(1) A Form 25 was filed with the Securities and Exchange Commission (“SEC”) on May 4, 2022 to delist and deregister the warrants. The delisting of the warrants was effective 10 days after the filing of the Form 25. The deregistration of the warrants under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25. Pending effectiveness of the Form 25, the warrants are no longer trading on the New York Stock Exchange .

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2022, the registrant had (i) 51,780,541 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), of BRC Inc. and,, (ii) 159,779,758 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock"), of BRC Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$110,102	$18,334
Accounts receivable, net	13,418	7,442
Inventories	25,857	20,872
Prepaid expenses and other current assets	11,473	6,377
Total current assets	160,850	53,025
Property, plant and equipment, net	34,341	31,114
Operating lease, right-of-use asset	7,340	—
Identifiable intangibles, net	251	167
Restricted cash	8,265	—
Other	795	2,776
Total assets	$211,842	$87,082

Liabilities and stockholders' deficit/members’ deficit
Current liabilities:
Accounts payable	$6,427	$17,387
Accrued liabilities	25,387	22,233
Deferred revenue and gift card liability	7,768	7,334
Current maturities of long-term debt, net	2,867	11,979
Current operating lease liability	432	—
Current maturities of finance lease obligations	100	85
Total current liabilities	$42,981	$59,018
Non-current liabilities:
Long-term debt, net	$15,777	$22,712
Finance lease obligations, net of current maturities	273	228
Operating lease liability	7,037	—
Earn-out liability	217,404	—
Warrant liability	98,593	—
Derivative liability	17,248	—
Other non-current liabilities	482	334
Total non-current liabilities	$356,814	$23,274
Total liabilities	$399,795	$82,292
Commitments and Contingencies (Note 16)
Series A preferred equity, less issuance costs (151,406 units authorized, issued and outstanding as of December 31, 2021)	$—	$154,281
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—

Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 44,703,936 shares issued and outstanding as of March 31, 2022	4	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 149,032,886 shares issued and outstanding as of March 31, 2022	15	—
Series C common stock, $0.0001 par value, 1,500,000 shares authorized; 694,063 shares issued and outstanding as of March 31, 2022	—	—
Additional paid in capital	38,814	—
Accumulated deficit	(83,748)	(19,996)
Members' deficit (18,769 Class A units and 73,890 Class B units authorized, issued and outstanding as of December 31, 2021)	—	(129,495)
Total BRC Inc.'s stockholders' deficit/members' deficit	$(44,915)	$(149,491)
Non-controlling interests	(143,038)	—
Total stockholders' deficit/members' deficit	$(187,953)	$(149,491)
Total liabilities and stockholders' deficit/members' deficit	$211,842	$87,082

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$65,836	$48,790
Cost of goods sold	42,623	29,152
Gross profit	23,213	19,638
Operating expenses
Marketing and advertising	8,151	6,551
Salaries, wages and benefits	16,018	7,778
General and administrative	14,887	4,838
Total operating expenses	39,056	19,167
Operating income (loss)	(15,843)	471
Non-operating income (expense)
Interest expense	(490)	(294)
Other income (expense), net	348	8
Change in fair value of earn-out liability	(171,098)	—
Change in fair value of warrant liability	(62,109)	—
Change in fair value of derivative liability	(7,507)	—
Total non-operating expenses	(240,856)	(286)
Income (loss) before income taxes	(256,699)	185
Income tax expense	128	36
Net income (loss)	$(256,827)	$149
Less: Net loss attributable to non-controlling interest	(193,906)
Net loss attributable to BRC Inc.	$(62,921)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(1.36)
Weighted-average shares of Class A common stock outstanding
Basic and diluted	44,254,837

(1) For the three months ended March 31, 2022, net income (loss) per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through March 31, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. For more information, refer to Note 15 - Net Loss per Share.

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in Thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance at January 1, 2021	$(96,727)	—	—	—	$—	$—	$—	$—	$(6,151)	$—	$(102,878)
Equity-based compensation	317	—	—	—	—	—	—	—	—	—	317
Non-employee equity-based compensation	368	—	—	—	—	—	—	—	—	—	368
Series A preferred discount amortization	(5,238)	—	—	—	—	—	—	—	—	—	(5,238)
Net income	—	—	—	—	—	—	—	—	149	—	149
Balance at March 31, 2021	$(101,280)	$—	$—	$—	$—	$—	$—	$—	$(6,002)	$—	$(107,282)

Balance at January 1, 2022	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	—	(831)	(83,021)	53,332
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	31	—	186	217
Non-employee equity-based compensation after Business Combination	—	—	—	—	—	—	—	—	—	114	114
First Tier Vesting Event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Net loss after Business Combination	—	—	—	—	—	—	—	—	(60,230)	(193,906)	(254,136)
Balance at March 31, 2022	$—	44,703,936	149,032,886	694,063	$4	$15	$—	$38,814	$(83,748)	$(143,038)	$(187,953)

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(256,827)	$149
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	989	499
Equity-based compensation	2,259	317
Non-employee equity-based compensation	355	368
Amortization of debt issuance costs	243	42
Bad debt expense (recovery)	—	(51)
Change in fair value of earn-out liability	171,098	—
Change in fair value of warrant liability	62,109	—
Change in fair value of derivative liability	7,507	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,976)	(300)
Inventories	(4,985)	(4,266)
Prepaid expenses and other assets	(5,193)	(1,629)
Accounts payable	(10,960)	(247)
Accrued liabilities	6,174	(911)
Deferred revenue and gift card liability	434	340
Other liabilities	148	—
Net cash used in operating activities	$(32,625)	$(5,689)
Investing activities
Purchases of property, plant and equipment	$(4,207)	$(2,024)
Net cash used in investing activities	$(4,207)	$(2,024)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $3 as of March 31, 2022 and $338 as of December 31, 2021	$5,285	$707
Repayment of long-term debt	(23,174)	(267)
Financing lease obligations	60	(119)
Distribution and redemption of Series A preferred equity	(127,853)	—
Proceeds from Business Combination, including PIPE investment	337,957	—
Payment of Business Combination costs	(31,638)	—
Redemption of Class A and Class B units	(20,145)	—
Redemption of incentive units	(3,627)	—
Net cash provided by financing activities	$136,865	$321
Net increase (decrease) in cash, cash equivalents, and restricted cash	$100,033	$(7,392)
Beginning cash, cash equivalents, and restricted cash	18,334	35,632
Ending cash, cash equivalents, and restricted cash	$118,367	$28,240

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)
(unaudited)
	Three Months Ended March 31,
	2022	2021
Non-cash operating activities
Recognition of right-of-use operating lease assets	$7,560	$—

Non-cash investing and financing activities
Recognition of earn-out liabilities	$218,679	$—
Recognition of warrant liabilities	36,484	—
Recognition of derivative liability	9,741	—
Series A preferred exchange for PIPE shares	26,203	—
Series A preferred equity amortization	5,390	2,612
Accrued capital expenditures	1,171	287

Supplemental cash flow information
Cash paid for income taxes	$218	$28
Cash paid for interest	$377	$178
See notes to consolidated financial statements.

BRC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Unit/Share and per Unit/Share Amounts)
(unaudited)

1.Organization and Nature of Business

BRC Inc., a Delaware public benefit corporation ("BRC Inc."), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 ( the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation ("SilverBox"), Authentic Brands LLC, a Delaware limited liability company ("Authentic Brands"), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.

BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and its subsidiaries which are consolidated in these financial statements. Authentic Brands, through its wholly owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands.

Unless the context indicates otherwise, references to "the Company," "we," "us" and "our" refers to BRC Inc. and its consolidated subsidiaries following the closing of the Business Combination.

2.Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information. The unaudited consolidated financial statements reflect the financial position and operating results of the Company including wholly-owned subsidiaries. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods. Intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021.

The Business Combination was accounted for as a reverse recapitalization transaction between entities under common control, whereas Authentic Brands was considered the accounting acquirer and predecessor entity. The Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization with no incremental goodwill or intangible assets recognized.

Authentic Brands was determined to be the predecessor entity to the Business Combination based on a number of considerations, including:

•Authentic Brands former management making up the majority of the management team of BRC Inc.;
•Authentic Brands former management nominating or representing the majority of BRC Inc.'s board of directors;
•Authentic Brands representing the majority of the continuing operations of BRC Inc.; and
•the chief executive officer of Authentic Brands having voting control of the combined company.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, warrant liabilities, earn-out liabilities, derivative liabilities, liabilities for contingencies, equity-based compensation, estimates for sales returns and related allowance, deferred revenue, and measurement and realization of deferred tax assets. Actual results could differ materially from those estimates.

Revenue from Contracts with Customers

The following table disaggregates revenue by sales channel:

	Three Months Ended March 31,
	2022	2021
Direct to Consumer ("DTC")	$38,332	$38,323
Wholesale	21,955	9,351
Outpost	5,549	1,116
Total net sales	$65,836	$48,790

Substantially all revenue is derived from customers located in the United States and no single customer represents more than 10% of revenue for the three months ended March 31, 2022 and 2021.

Loyalty Rewards Program

In August 2020, the Company established its Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. The Company’s customers who establish an online account are enrolled in the Loyalty Program. Customers can participate at two different levels under the Loyalty Program. Subscription customers (customers in the BRCC Coffee Club or subscribed to another subscription product type) are considered to be in the highest tier and earn 3% on purchases. Non-subscription customers earn 1% on purchases in the second tier. In addition to earning points on purchases, customers can earn points through certain other activities. The Company reserves the right in its sole discretion to modify, change, add, or remove point-earning activities at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds, each threshold providing access to different rewards. The Company reserves the right in its sole discretion to modify, change, add, or remove rewards and their points' thresholds at any time. Loyalty Points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are nontransferable. A portion of rewards are expected to expire and not be redeemed and will be recognized as breakage income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis. The Company recorded no breakage income for the three months ended March 31, 2022 and 2021.

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

The following table provides information about deferred revenue, gift cards, and Loyalty Program, including significant changes in deferred revenue balances during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of year	$7,334	$4,615
Sales of gift cards	190	118
Redemption of gift cards	(193)	(150)
Increase from deferral of revenue	3,662	3,259
Decrease from revenue recognition	(3,638)	(3,382)
Loyalty Program points earned	620	709
Loyalty Program points redeemed/expired	(207)	(89)
Ending balance as of three months period	$7,768	$5,080

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

The Company’s restricted cash balance relates to cash held pursuant to the redemption of Series A preferred units. Refer to Note 11, Series A Preferred Equity and Derivative Liability, for further details. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amounts reported in the statements of cash flows.

	March 31, 2022	December 31, 2021
Cash	$109,119	$17,329
Proceeds from credit card transactions in transit-holding cash accounts	983	1,005
Restricted cash	8,265	—
Total cash and cash equivalents and restricted cash	$118,367	$18,334

Accounts Receivable

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to some of its business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $112 as of both March 31, 2022 and December 31, 2021.

Inventories

Inventories are stated at the lower of standard cost, which approximates First In, First Out, or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Finished goods includes allocations of labor and occupancy expenses.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the related assets or the term of the related finance lease, whichever is shorter. Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs are charged to earnings as incurred; significant renewals and improvements are capitalized.

Estimated useful lives are as follows:

	Estimated Useful Lives
Land	—
Building and Leasehold improvements	5	—	39 years
Computer equipment and software	3 years
Machinery and equipment	5	—	15 years
Vehicles	5 years

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. No impairment loss was recognized for the three months ended March 31, 2022 and 2021.

Earn-out Liability

The earn-out shares that are payable in the Company's common units is a liability under ASC 480 and the earn-out shares that are payable in BRC Inc. common stock is a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The Company recognizes the earn-out shares as liabilities at fair value and adjusts the earn-out shares to fair value at each reporting period. The earn-out liabilities are subject to re-measurement at each balance sheet date until vesting, and any change in fair value is recognized in the Company’s unaudited consolidated statement of operations.

Warrant Liability

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited consolidated statement of operations.

Income Taxes

The Company applies guidance issued by the Financial Accounting Standards Board ("FASB") that clarifies accounting for uncertainty in income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

As part of the Business Combination, the Company entered into a Tax Receivable Agreement ("TRA") with certain shareholders that requires the Company to pay to such shareholders approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of units of Authentic Brands that we anticipate to be able to utilize in future years. We have determined it is more likely than not that we will be unable to utilize our deferred tax assets ("DTAs") subject to the TRA; therefore, we have not recorded a liability under the TRA.

The Company has completed an analysis of its tax positions and believes there are no uncertain tax positions that would require recognition in the consolidated financial statements as of March 31, 2022 and 2021. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date. The federal income tax position taken for each of the subsidiaries organized as limited liability companies for any years open under the various statutes of limitations is that they will continue to be exempt from income taxes by virtue of being a pass-through entity. The statute of limitations for federal income tax returns are open from the period ended December 31, 2018. The statute of limitations for the state income tax returns are generally open from the period ended December 31, 2017.

Equity-Based Compensation

The Company recognizes the cost of equity-based compensation on stock options and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation (ASC 718). The Company records equity-based compensation expense based on the fair value of equity awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 13, Equity-Based Compensation.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. The accounts receivable of the Company are spread over a number of customers, of which three customers accounted for 28% of total outstanding receivables as of March 31, 2022 and one customer accounted for 19% of total outstanding receivables as of December 31, 2021. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. We may also enter into marketing service agreements with third party production and content providers where we prepay for certain services or deliverables. Prepaid marketing and advertising expenses totaled $3,089 and $1,941 as of March 31, 2022 and December 31, 2021, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Refer to Note 12, Fair Value Measurements, for disclosures relating to the fair value hierarchy.

Series A Preferred Equity

The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights is the passage of time). The Series A preferred units have been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. For more information, see Note 11, Series A Preferred Units.

Comprehensive Income (Loss)

Comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

New Accounting Pronouncements

On January 1, 2022, the Company adopted a new standard from the FASB which simplified guidance on an issuer's accounting for convertible instruments and contracts in an entity's own equity. It also amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity's own equity. There was no material impact to the Company's financial statements as a result of this adoption.
On January 1, 2022, the Company adopted new guidance from the FASB on the recognition and measurement of leased assets and liabilities utilizing the modified retrospective approach. As a result, the prior period information reported under the previous lease guidance has not been restated.

As permitted under the new guidance, the Company elected certain practical expedients, which allowed us to retain our prior conclusions regarding lease identification, classification and initial direct costs. For our lease agreements with lease and non-lease components, we elected the practical expedient to account for these as a single lease component for all underlying classes of assets. Upon adoption, we elected to use hindsight for our existing leases in determining lease term and in assessing impairment. Additionally, for short-term leases with an initial lease term of 12 months or could reasonably be certain will not be exercised or material to the financial statements, we elected to not record right-of-use assets or corresponding lease obligations on our consolidated balance sheet. We will continue to record rent expense for each short-term lease on a straight-line basis over the lease term.

The new guidance had a material impact on our consolidated balance sheet; however, it did not have a material impact on our unaudited consolidated statement of operations. The most material impact was the recognition of right-of-use assets of $7,560, with corresponding lease liabilities of $7,689 relating to our operating leases. Existing deferred rent of approximately $129, previously recorded within other long-term liabilities, was recorded as an offset to our gross operating lease right-of-use assets. See Note 7, Leases, for further discussion regarding the adoption of this guidance.

3.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
Coffee:
Unroasted	$2,894	$2,578
Finished Goods	7,162	6,681
Ready-to-Drink	5,960	3,727
Apparel and other merchandise	9,841	7,886
Inventories	$25,857	$20,872

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
Land	$2,196	$2,196
Building and leasehold improvements	13,138	11,273
Computer equipment and software	3,706	3,474
Machinery and equipment	9,237	8,323
Vehicles	1,057	1,057
Furniture and fixtures	1,371	961
Construction in progress	10,011	9,236
	40,716	36,520
Less: accumulated depreciation and amortization	(6,375)	(5,406)
Property, plant and equipment, net	$34,341	$31,114

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$206	$150
General and administrative	774	343
Total depreciation expense	$980	$493

The total depreciation expense for internal use software included in the above table was $183 and $156 for the three months ended March 31, 2022 and 2021, respectively.

Substantially all long-lived assets are located in the United States.

1

5.Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation and benefits	$3,708	$2,799
Accrued marketing	3,785	3,323
Accrued Series A preferred equity distribution	—	2,650
Accrued freight	416	1,912
Accrued sales taxes	1,184	1,364
Accrued inventory purchases	8,221	1,492
Credit card liabilities	2,597	4,759
Other accrued expenses	5,476	3,934
Total	$25,387	$22,233
6.Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	March 31,	December 31,
	2022	2021
Mortgages	$7,311	$7,380
Equipment financing loan	5,067	5,067
Retail facility	2,084	1,904
Credit facility	—	8,000
Promissory note	—	10,000
Notes payable	4,378	2,779
Total principal	18,840	35,130
Less debt issuance costs	(196)	(439)
Long-term debt, net	$18,644	$34,691

Current maturities:
Current maturities of principal	$2,938	$12,273
Less current portion of debt issuance costs	(71)	(294)
Current maturities of long-term debt, net	$2,867	$11,979
Long-term debt:
Non-current principal	$15,902	$22,857
Non-current portion of debt issuance costs	(125)	(145)
Long-term debt, net	$15,777	$22,712

Future contractual maturities of credit facilities as of March 31, 2022 are as follows:

Remainder of 2022	$1,950
2023	2,809
2024	2,637
2025	6,725
2026	3,059
Thereafter	1,660
$18,840

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs was $243 and $42 for the three months ended March 31, 2022 and 2021, respectively, and are included in interest expense in the unaudited consolidated statements of operations.

Credit Lines

The equipment financing loan is secured by the equipment financed and is at an interest rate of the Bloomberg Short Term Bank Yield Index ("BSBY") plus 3.50%. As of March 31, 2022, the Company has available credit under the equipment financing loan and the retail facility of $8,183 and $3,916, respectively.

Upon the closing of the Business Combination, Authentic Brands' credit facility borrowings of $8,000 were paid off and there are no borrowings outstanding as of March 31, 2022. The amount of borrowings available was $18,590.

Promissory Note

In January 2022, Authentic Brands borrowed $5,000 under a promissory note. In February 2022, Authentic Brands repaid $15,000 outstanding on the promissory note and the promissory note was terminated.

Notes Payable

In January 2022, Authentic Brands entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase incentive units from a former employee. The note matures on January 14, 2026. The loan is payable in four annual installments of principal commencing on January 14, 2023.

Guaranty

In March 2022, BRC Inc. entered into a Guaranty Agreement to guaranty payment of all the Authentic Brands' outstanding mortgage loans, equipment financing loan, the retail facility, and the credit facility.

7.Leases

The following significant lease accounting policies from our most recent Annual Report on Form 10-K have been updated to reflect the adoption of FASB's new guidance on the recognition and measurement of leases.

The majority of our leases are operating leases for our company-operated Outposts. We also lease distribution and warehouse facilities. We do not enter into lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for all underlying classes of assets.

We recognize a right-of-use (“ROU”) asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.

Our lease liability represents the present value of future lease payments over the lease term. We cannot determine the interest rate implicit in each of our leases. Therefore, we use market and term-specific incremental borrowing rates. Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. We considered a combination of factors, including the rates that we currently pay on our lines of credit, lease terms and the effect of adjusting the rate to reflect the term consideration of collateral. Our credit-adjusted risk-free rate takes into consideration the interest rate we pay on our Retail Facility.

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require we pay certain expenses, such as common area maintenance (CAM) costs, real estate taxes and other executory costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our company-operated Outposts, and their related costs are recorded within General and administrative expenses on the statement of operations.

The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

The components of lease costs:

Three Months Ended
March 31, 2022
Operating leases costs	$364
Short-term lease costs	12
Total lease costs	$376

The following table includes supplemental information:

Three Months Ended
March 31, 2022
Cash paid related to operating lease liabilities	$263
Weighted-average remaining operating lease term	9 years
Weighted-average operating lease discount rate	4.64%

No new operating lease liabilities were recorded during the three months ended March 31, 2022.

Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet. Finance leases were immaterial as of March 31, 2022.

Minimum future maturities of operating lease liabilities as of March 31, 2022 were as follows:

Remainder of 2022	$1,850
2023	4,398
2024	4,574
2025	4,527
2026	4,550
Thereafter	44,488
Total lease payments	64,387
Less imputed interest	(16,932)
Total	$47,455

As of March 31, 2022, we have entered into operating leases that have not yet commenced of $55,129, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

Previous Lease Guidance Disclosures

Rent expense for operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, was $228 for the three months ended March 31, 2021.

The minimum future rental payments under non-cancelable operating leases and finance leases under the previous lease guidance as of December 31, 2021:

	Operating Leases	Finance Leases
Year ending December 31:
2022	$2,966	$106
2023	3,233	95
2024	3,381	102
2025	3,323	50
2026	3,358	4
Total minimum lease payments	$16,261	$357

Finance Leases:
Less: amount representing interest		$44
Present value of net minimum lease payments		313
Less: current portion		85
Finance lease obligations, net of current maturities		$228

8.Earn-out Liability

At closing of the Business Combination, certain stockholders were entitled to receive up to 21,241,250 earn-out shares, in the form of common units of Authentic Brands and Class A Common Stock of the Company, if certain milestones were satisfied. A total of 50% of the earn-out shares were issuable ("First Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company's Class A Common Stock is $15.00 or greater for any 20 trading days within a period of 30 trading days prior to the fifth anniversary of the closing of the Business Combination. The remaining 50% of earn-out shares were issuable ("Second Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company’s Class A Common Stock is $20.00 or greater for any 20 trading days within a period of 30 trading days prior to the seventh anniversary of the closing of the Business Combination.

In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Class C Common Stock were exchanged for 694,062 shares of Class A Common Stock and 9,926,563 Restricted Common Units were converted into Common Units and the Company issued 9,926,563 shares of Class B Common Stock to the holders thereof.

At the First Tier Vesting Event, the fair value of the liability was remeasured and a realized loss was recorded in the amount of $60,006. The Second Tier Vesting liability was remeasured at the end of the reporting period. The changes in fair value of the earn-out liabilities are recorded as Non-operating income (expense), net in the unaudited consolidated statement of operations.

The following table is a summary of the earn-out shares changes in fair value and the reported balances:

	Tier 1	Tier 2	Total
Initial fair value, as of February 9, 2022	$112,366	$106,312	$218,678
Loss on change in fair value	60,006	111,092	171,098
First Tier Vesting Event	(172,372)	—	(172,372)
Balance as of March 31, 2022	$—	$217,404	$217,404

9.Warrant Liability

In connection with the Business Combination, the Company assumed from SilverBox 11,499,974 public warrants (the "Public Warrants") and 6,266,667 private placement warrants (the "Private Placement Warrants" and, together with the Public Warrants, the "Warrants"). Each Warrant entitles its holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to certain adjustments.

Redemption of Warrants when the price per share of Class A Common Stock equals or exceeds $18.00.

Under the terms of the warrant agreement, the Warrants are redeemable:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption, or the 30-day requirement period, to each warrant holder; and
•if, and only if, the closing price of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day before the Company sends notice of redemption to the warrant holders (the “Reference Value”).

Redemption of Warrants when the price per share of Class A Common Stock equals or exceeds $10.00.

Once the Warrants become exercisable, the Warrants are redeemable:
•in whole and not in part;
•at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption;
•if, and only if, the closing price of Class A Common Stock equals or exceeds $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day before the Company sends notice of redemption to the warrant holders.
•if, and only if, the Reference Value is less than $18.00 per share then the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.

The following table is a summary of the Warrants changes in fair value and the reported balances:

	Public Warrants	Private Warrants	Total
Initial fair value, as of February 9, 2022	$23,575	$12,909	$36,484
Loss on change in fair value	27,830	34,279	62,109
Balance as of March 31, 2022	$51,405	$47,188	$98,593

Refer to Note 17, Subsequent Events, for a discussion of certain Warrants redeemed subsequent to March 31, 2022.

10.Stockholders’ Equity

In conjunction with the Business Combination, 18,769 class A common units and 73,890 class B common units of Authentic Brands (the holders thereof, the "Existing Members") were converted to an aggregate of 139,106,323 common units in Authentic Brands (the “Common Units”) and 19,853,125 restricted common units in Authentic Brands (the “Restricted Common Units”). The Existing Members also received 139,106,323 shares of Class B Common Stock of the Company.

Subsequent to the Business Combination, the Company's authorized capital stock consists of 2,802,500,000 shares including (i) 2,500,000,000 shares of Class A Common Stock, (ii) 300,000,000 shares of Class B Common Stock, (iii) 1,500,000 shares of Class C common stock, par value $0.0001 per share (the "Class C Common Stock"), and (iv) 1,000,000 shares of preferred stock, par value $0.0001 per share (the "Preferred Stock"). The Class C Common Stock is divided into two series as follows: (a) 750,000 shares of Series C-1 Common Stock, par value $0.0001 per share; and (b) 750,000 shares of Series C-2 Common Stock, par value $0.0001 per share.

Holders of the Company's Class A Common Stock and the Class B Common Stock are each entitled to one vote per share, and holders of the Class C Common Stock do not have any voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of our Class A Common Stock are entitled to receive dividends and other distributions as may from time to time be declared by the our board of directors at its discretion out of legally available Company assets, ratably in proportion to the number of shares held by each such holder, and at such times and in such amounts as the board of directors in its discretion may determine. No dividends or other distributions will be declared or paid on the Class B Common Stock or the Class C Common Stock.

A holder of Class B Common Stock may transfer or assign shares of Class B Common only if such holder also simultaneously transfers an equal number of such holder’s Common Units in compliance with and as permitted by the Limited Liability Agreement of Authentic Brands (the "LLC Agreement"). No share of Class C Common Stock may be transferred, other than to the holder of such share of Class C Common Stock’s permitted transferees under the LLC Agreement, prior to the conversion of such shares of Class C Common Stock, at which time the shares of Class A Common Stock into which such shares of Class C Common Stock convert in accordance with the provisions of the Company's certificate of incorporation may be transferred, subject to any restrictions on transfer applicable to the holder of such Class A Common Stock and applicable law.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities and of preferential and after the rights of holders of preferred stock, if any, have been satisfied, the holders of all outstanding shares of Class A Common Stock will be entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares held by each such stockholder.

The board of directors of the Company may establish one or more classes or series of preferred stock. Our board of directors may determine, with respect to any class or series of preferred stock, the terms and rights of such class or series. We currently do not have any preferred stock issued and outstanding.

Non-Controlling Interests

Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than BRC Inc. The Business Combination occurred on February 9, 2022. As a result, net loss for the three months ended March 31, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through March 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively.

11.Series A Preferred Equity and Derivative Liability

In January 2022, the Company entered into the First Amendment to the Business Combination Agreement, which modified the terms of the Applicable Premium (as defined below) that is payable upon the redemption of the Series A preferred units prior to December 31, 2022. Under the amended terms, the Applicable Premium shall be allocated by the Company as follows: (i) if the Applicable Premium is payable to the former holders of Existing Company Preferred Units (as defined in the First Amendment), then the Company shall use all of the proceeds from the Applicable Premium to pay the Applicable Premium to the former holders of Existing Company Preferred Units on a pro rata basis; and (ii) if the Applicable Premium is not payable to the former holders of Existing Company Preferred Units, then (A) the Company shall issue the Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker Corp (each, as defined in the First Amendment)) on a pro rata basis, (B) BRC Inc. shall issue (1) a number of shares of Class B Common Stock equal to the number of Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker Corp) on a pro rata basis and (2) the Supplemental Pubco Class A Shares to the Blocker Corp Shareholders on a pro rata basis (each, as defined in the First Amendment), and (C) the Company shall release the Applicable Premium held in the Applicable Premium Account (as defined in the First Amendment) to the Company to make such funds available for use as general working capital funds.

For the purpose of determining whether the Applicable Premium shall be payable or not payable to the former holders of Existing Company Preferred Units, (x) the threshold $1.25 billion equity value of the Company, as referenced in Section 8.13(b) of the Authentic Brands' Limited Liability Company Agreement, shall be determined using the 30-day volume-weighted average price calculated as of the later of the 30th day following the Closing Date and the date on which the Form S-1 Shelf (as defined in the Investor Rights Agreement) is declared effective by the SEC, and (y) in computing such threshold, the Common Unit Redemption Amount shall be added to the foregoing calculation of the Company’s equity value based upon the 30-day volume weighted average price.

We analyzed the amendment to the Series A preferred units and determined that the amendment should be accounted for prospectively as a modification to the Series A preferred units. Additionally, as part of our assessment, we further considered whether the amendment resulted in any additional embedded features being bifurcated and accounted for separately as a freestanding derivative in accordance with ASC 815.

Based on our analysis, we determined that the amendment to the Applicable Premium resulted in multiple redemption features which require the payment of the Applicable Premium as part of the settlement amount to be bifurcated from the Series A preferred units and accounted for separately as a freestanding derivative. The guidance in ASC 815 requires that in instances where multiple embedded features are bifurcated from the host contract, the bifurcated features shall be combined into a single compound derivative. Accordingly, the Company recognizes the compound derivative at fair value and adjusts the compound derivative to fair value at each reporting period. The compound derivative is subject to re-measurement at each balance sheet date until the settlement of the derivative occurs, and any change in fair value is recognized in the Company’s unaudited consolidated statement of operations.

In February 2022, in conjunction with the Business Combination, the Series A preferred units were redeemed for $134,698, including $8,265 of applicable premium that was placed in an escrow account and reported as restricted cash as of March 31, 2022 (the "Applicable Premium"). The remaining $26,203 of Series A preferred units were exchanged certain shares of Class A Common Stock in connection with the PIPE investment.

The following table is a summary of the Derivative liability changes in fair value and the reported balance:

Derivative Liability
Initial fair value, as of February 9, 2022	$9,741
Loss on change in fair value	7,507
Balance as of March 31, 2022	$17,248

Refer to Note 17, Subsequent Events, for a discussion of issuance of Common Units and Class A Common Stock in connection with the vesting of the Applicable Premium.

12.Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial liabilities:

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants
Public Warrant liability	$51,405	$—	$—	$51,405
Private Warrant liability	$—	$—	$47,188	$47,188
Earn-out Tier 2	$—	$—	$217,404	$217,404
Derivative liability	$—	$—	$17,248	$17,248

The fair value of the public warrants is estimated based on the quoted market of such warrants.

Level 3 Disclosures

Warrants

The fair value of the private warrants is estimated using the Binomial Lattice option-pricing model that requires the input of subjective assumptions. Other reasonable assumptions could provide different results. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability's estimated fair value.

Earn-out

The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The assumptions utilized in the calculation impact the likelihood of achieving certain stock price milestones, and include the Company's stock price, volatility, and risk-free rate. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability's estimated fair value.

Derivative liability

The fair value of the derivative liability was initially measured at fair value considering the future issuance of Company common shares as well as the likelihood of achieving a certain Company market capitalization threshold using an option pricing approach. The assumptions utilized in the calculation include consideration of the likelihood of achieving certain market capitalization thresholds and the stock price of the Company. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated fair value.

Volatility is a significant unobservable input assumed for each fair value measurement as disclosed in the table below:

March 31, 2022
Input
Liabilities:
Private warrants	50.00%
Second Tier Vesting Event	50.00%
Derivative liability	135.00%

13.Equity-Based Compensation

Authentic Brands' maintained an equity incentive plan (the “Plan”) under which it could grant incentive units (“Incentive Units”) to employees or non-employee directors. In connection with the Plan, 200,000 non-voting units have been authorized. These units may contain certain service and performance related vesting provisions. The Incentive Units are awarded to eligible employees and non-employee directors and entitle the grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board.

In connection with the Business Combination, BRC Inc. adopted the 2022 Omnibus Incentive Plan ("Omnibus Plan"), which replaced the Plan, and the 2022 Employee Stock Purchase Plan.

In February 2022, the Company granted 548,235 stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The stock options have a strike price of $10.00. The following assumptions were utilized in determining the fair value of the units at the grant date:

Expected dividend	—
Expected volatility	50%
Risk-free interest rate	1.76%
Options term years	7

The computation of expected volatility is based on a weighted average of comparable public companies within the Company’s industry. Expected term assumption is based on the mid-point between vesting and maturity of the stock options. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.

In connection with the Business Combination, 28,990 Incentive Units under the Plan fully vested and converted into Common Units in Authentic Brands that allow for their exchange into Class A Common Stock of BRC Inc. The Company recognized $1,856 of compensation costs as a result of the accelerated vesting of incentive units under the "Change in Control" provision of the Plan. The Company accounted for the accelerated vesting of the Incentive Units as a modification. However, because the fair value of the modified awards was the same immediately before and after the modification, no incremental compensation expense was recognized.

As of March 31, 2022, total unrecognized equity-based compensation expense related to nonvested Incentive Units and stock options to be recognized over a weighted average period of approximately 3 years was $6,680.

14.Income Taxes

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss we generate. Authentic Brands is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Authentic Brands's taxable income or loss is passed through to its members, including us.
Our effective tax rate in 2022 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, we believe there is a significant uncertainty as to when we will be able to use our deferred tax assets ("DTAs"). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more likely than not that they will not be realized.

15.Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average shares of Class A common shares outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A common stock. Diluted net loss per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable.

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A common shareholders for the three months ended March 31, 2022, as presented on the unaudited consolidated statements of operations, represents only the period after the Business Combination to March 31, 2022.

The following table sets forth the computation of basic and diluted net loss per share for the period from February 9, 2022 through March 31, 2022:

Numerator:
Net loss for the period February 9, 2022 through March 31, 2022	$(254,136)
Less: Net loss attributable to non-controlling interests for the period from February 9, 2022 through March 31, 2022	(193,906)
Net loss for the period from February 9, 2022 through March 31, 2022 attributable to Class A Common Stock - basic and diluted	$(60,230)

Denominator:
Weighted average shares of Class A Common Stock outstanding	44,254,837

Net loss per share attributable to Class A common stockholders, basic and diluted	$(1.36)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding as of March 31, 2022, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

March 31, 2022
Stock options	578,290
Warrants	17,766,641
Applicable Premium shares	826,506
Class C Common Stock	694,063
Common Units	149,032,886
Restricted Common Units	10,620,625
Incentive Units	16,445
179,535,456

16.Commitments and Contingencies

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

17.Subsequent Events

In April 2022, the Second Tier Vesting Event occurred, as a result of which 694,063 shares of Class C Common Stock were exchanged for 694,063 shares of Class A Common Stock and 9,926,562 Restricted Common Units were converted into Common Units and the Company issued 9,926,562 shares of Class B Common Stock to the holders thereof.

In April 2022, the Company announced that, pursuant to the terms of the warrant agreement governing the Warrants, it would redeem all of the Warrants that remained outstanding at 5:00 p.m. New York City time on May 4, 2022 at a price of $0.10 per Warrant. On May 4, 2022, any Warrants that remained unexercised were redeemed became void and no longer exercisable, and the holders of those Warrants were entitled to receive the redemption price of $0.10 per Warrant. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.361 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price.

In connection with the redemption, 11,396,726 Public Warrants and 6,266,667 Private Placement Warrants, representing approximately 99% of the Public Warrants and 100% of the Private Placement Warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 6,376,346 shares of Class A Common Stock. A total of 103,218 Public Warrants remained unexercised on May 4, 2022 and such unexercised Public Warrants were redeemed for an aggregate redemption price of $10, representing a redemption price of $0.10 per Warrant. Following the redemption, the Company had no Warrants outstanding. In connection with the redemption, the Warrants ceased trading on the New York Stock Exchange and were delisted.

On May 4, 2022, the Company's registration statement on Form S-1 (the "S-1" Registration Statement") was declared effective by the SEC, as a result of which 820,310 Common Units in Authentic Brands, representing the Supplemental Company Common Units, and an equal number of shares of Class B Common Stock, as well as 6,196 shares of Class A Common Stock, representing the Supplemental Pubco Class A Shares, were issued in connection with the vesting of the Applicable Premium. In conjunction with the vesting, the Applicable premium restricted cash balance became unrestricted.

Other than those noted above, no other material subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations.

Overview

The Company is a rapidly growing, veteran-controlled and led coffee and media company with an incredibly loyal and quickly expanding community of more than 2 million lifetime consumers, nearly 300,000 active Coffee Club subscribers, and approximately 12.4 million social media followers across the Company's, our co-founders’, and key media personalities’ accounts as of March 31, 2022. At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self- produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active military, veterans, first responders, and those who love America.

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

We own two roasting facilities, one focused on large batch roasting and the other on small batch roasting. Our coffee beans are primarily roasted in-house in the United States to ensure consistency and quality of product. Our coffee beans have an 83-point grade rating or higher and are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.

We have historically experienced strong revenue growth. Revenue increased to $65.8 million for the three months ended March 31, 2022 as compared to $48.8 million for the three months ended March 31, 2021 representing growth of 35%. The growth was primarily driven by a significant expansion of our Wholesale and Outpost sales channels.

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels: DTC, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, and sales through third party digital marketplaces, through which consumers order and are shipped our products. Our Wholesale channel includes products sold to an intermediary such as convenience, grocery, drug, and mass merchandise stores, as well as outdoor, do-it-yourself ("DIY"), and lifestyle retailers, who in turn sell those products to consumers. Our Outpost channel includes revenue from our company-operated and franchised Black Rifle Coffee retail coffee shop locations.

The Business Combination

In February 2022, we completed the Business Combination and as a result of the consummation of a series of mergers in connection therewith, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation. The Business Combination was accounted for as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment was determined as the individual controlling Authentic Brands prior to the Business Combination also controlled the combined company post business combination.

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

Operating Expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts, including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation for our finance, legal, human resources, and general corporate personnel. Also included are other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	Three Months Ended March 31,
	($ in thousands)
	2022	2021	Change	%
Revenue, net	$65,836	$48,790	$17,046	35%
Cost of goods sold	42,623	29,152	13,471	46%
Gross profit	23,213	19,638	3,575	18%
Gross margin (gross profit as % of revenue, net)	35.3%	40.3%
Total operating expenses	39,056	19,167	$19,889	104%

Revenue, net

Net revenue for the three months ended March 31, 2022 increased $17.0 million, or 35%, to $65.8 million as compared to $48.8 million for the corresponding period in 2021, primarily due to increases in Ready-to-Drink ("RTD") product sales in the Wholesale channel, along with additional Outposts in 2022 as compared to 2021.

DTC channel net revenue remained flat in the aggregate at $38.3 million for the three months ended March 31, 2022 as compared to the same amount in the prior year due to an increase in subscription customers, which was offset by lower e-commerce sales in a post-COVID environment.

For the three months ended March 31, 2022, net revenue from our Wholesale channel increased $12.6 million, or 135%, to $22.0 million as compared to $9.4 million for the corresponding period in 2021. The largest increase came from RTD drink product sales through national distributors and retail accounts.

For the three months ended March 31, 2022, net revenue for our Outpost channel increased $4.4 million, or 397%, to $5.5 million as compared to $1.1 million for the corresponding period in 2021. This was primarily due to an increase in the number of company-owned Outposts, which increased to nine Outposts as of March 31, 2022 as compared to one for the corresponding period in 2021.

Cost of goods sold

For the three months ended March 31, 2022, cost of goods sold increased $13.5 million, or 46%, to $42.6 million as compared to $29.2 million for the corresponding period in 2021. The increase was driven by higher product costs, including increases in raw coffee beans and product mix shift, as RTD has higher product costs and lower gross margins as compared to bagged coffee. In addition, inflation has impacted shipping costs, which includes inbound freight, outbound freight, and intracompany freight, as well as product costs. Gross margin decreased 500 basis points to 35.3% for the three months ended March 31, 2022 as compared to 40.3% for the three months ended March 31, 2021.

Operating expenses

Operating expenses for the three months ended March 31, 2022 increased $19.9 million, or 104%, to $39.1 million as compared to $19.2 million for the corresponding period in 2021.

Salaries, wages and benefits increased $8.2 million, or 106%, to $16.0 million for the three months ended March 31, 2022 as compared to $7.8 million for the corresponding period in 2021. We increased employee headcount to respond to our significant sales growth and invested in existing channels as we built out additional revenue streams and expanded products lines, which resulted in higher salaries, wages and benefits. Marketing and advertising expenses increased $1.6 million, or 24%, to $8.2 million for the three months ended March 31, 2022 as compared to $6.6 million for the corresponding period in 2021 primarily due to a focused investment in our brand partnerships and more efficient ad spend. In addition, General and administrative expenses increased $10.0 million, or 208%, to $14.9 million for the three months ended March 31, 2022 as compared to $4.8 million for the corresponding period in 2021. The increase is due to the additional support needed for transitioning to and operating as a public company, as well as the general growth of our business across multiple channels. We also experienced increased costs related to travel related expenses as the Company re-opened corporate offices and the government loosened travel restrictions.

Components of Our Non-Operating Income (Expense)

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	Three Months Ended March 31,
	($ in thousands)
	2022	2021	Change	%
Non-operating income (expense)
Interest expense	$(490)	$(294)	$196	67%
Other income (expense), net	348	8	340	4250%
Change in fair value of earn-out liability	(171,098)	—	(171,098)	100%
Change in fair value of warrant liability	(62,109)	—	(62,109)	100%
Change in fair value of derivative liability	(7,507)	—	(7,507)	100%
Total non-operating expenses	(240,856)	(286)
Income (loss) before income taxes	(256,699)	185
Income tax expense	128	36	92	256%
Net income (loss)	$(256,827)	$149

Interest expense for the three months ended March 31, 2022 increased $0.2 million, or 67%, to $0.5 million as compared to $0.3 million for the corresponding period in 2021. The increase was related to the Company entering into several debt agreements to finance its purchases of property and equipment for corporate office locations, Outposts, and manufacturing facilities.

Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the three months ended March 31, 2022 as compared to the prior year was due to the receipt of a credit card rebate of $0.3 million in 2022.

For the three months ended March 31, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The losses recorded for the three months ended March 31, 2022 each represent the following:

•Upon the closing of the Business Combination on February 9, 2022, we recognized earn-out liabilities of $218.7 million. Upon the occurrence of the First Tier Vesting Event in March 2022, the respective liability was remeasured to the fair value and a realized loss of $60 million was recorded. The liability related to the Second Tier Vesting Event was subsequently remeasured to the fair value at the reporting date and we recorded a loss of $111.1 million. The change in fair value of the earn-out liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the New York Stock Exchange ("NYSE") subsequent to the closing of the Business Combination.

•Upon the closing of the Business Combination on February 9, 2022, we recognized warrant liabilities of $36.5 million and subsequently remeasured the warrant liabilities to fair value of $98.6 million at the reporting date. The change in fair value of the warrant liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE subsequent to the closing of the Business Combination.

•Upon the closing of the Business Combination on February 9, 2022, we recognized a derivative liability of $9.7 million and subsequently remeasured the derivative liability to the fair value of $17.2 million at the reporting date. The change in fair value of the derivative liability was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE subsequent to the closing of the Business Combination.

Liquidity and Capital Resources

Our principal use of cash is to support operational expenses associated with non-capitalizable start-up costs, which largely consist of working capital requirements related to inventories, accounts payable, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, Outposts buildout and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of March 31, 2022, our cash and cash equivalents were $110.1 million, working capital of $117.9 million, and $30.7 million of available borrowings under our credit facilities. We also received $126.8 million in net cash proceeds from the Business Combination. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

Credit Facilities and Promissory Note

The equipment financing loan is secured by the equipment financed and is at an interest rate of the BSBY plus 3.50%. As of March 31, 2022, the Company has available credit under the equipment financing loan and the retail facility of $8.2 million and $3.9 million, respectively.

Upon the closing of the Business Combination, the Company’s credit facility borrowings of $8 million were paid off. There were no borrowings outstanding and $18.6 million of borrowings available under the Company's credit facility as of March 31, 2022.

In January 2022, the Company borrowed $5.0 million under the promissory note. Upon closing the Business Combination, the Company repaid $15.0 million outstanding on the promissory note and the promissory note was terminated.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(32,625)	$(5,689)
Investing activities	$(4,207)	$(2,024)
Financing activities	$136,865	$321

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.

Net cash used in operating activities was $32.6 million for the three months ended March 31, 2022, compared to net cash used in operating activities of $5.7 million for the corresponding period in 2021. The $26.9 million increase was primarily due to a net loss of $256.8 million in the three months ended March 31, 2022 and a decrease in accounts payable of $11.0 million.

Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $2.0 million for the corresponding period in 2021. The $2.2 million increase in net cash used was primarily due to continued capital expenditure projects for our Outpost locations, and roasting facilities.

Financing Activities

Net cash provided by financing activities was $136.9 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $0.3 million for the corresponding period in 2021. The $136.5 million increase in net cash from financing activities was primarily due to proceeds from the Business Combination, partially offset by redemption of Series A preferred units, redemption of Class A and Class B units in Authentic Brands, and repayment of long-term debt during the three months ended March 31, 2022.

Commitments

There are no material changes to the disclosures made as of December 31, 2021 within our Form 10-K except that liabilities relating to operating leases that have commenced as of March 31, 2022 have been reported on the balance sheet as operating lease liabilities. As of March 31, 2022, we have entered into operating leases that have not yet commenced of $55.1 million, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in costs of key operating resources. Commodity price risk is our primary market risk, which is affected by purchases of coffee beans, dairy products, aluminum cans and other materials and commodities. We purchase and roast quality coffee beans that can be subject to significant volatility. Increases in the “C” coffee commodity price increase the price of high-quality coffee. We generally enter into fixed price purchase commitments.

The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, inventory levels, and political and economic conditions. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability.

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our credit facility bears a variable interest rate based on the prime rate plus 1%. The equipment financing loan bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 31, 2022, no borrowings were outstanding on the credit facility and the amount of borrowings available was $18.6 million. As of March 31, 2022, we had $5.1 million outstanding on the equipment financing loan with available borrowings of $8.2 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates.

Inflation

Inflationary factors such as increases in the cost of our products, overhead costs and freight costs have had an impact on our operating results. While we have begun to partially offset inflation and other changes in costs of essential operating resources by slightly increasing prices, along with more efficient purchasing practices and productivity improvements, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. There can be no assurance that future cost increases can be offset by increased prices or that increased prices will be fully absorbed by our customers without any resulting change to their purchasing patterns. In addition, there can be no assurance that we will generate overall revenue growth in an amount sufficient to offset inflationary or other cost pressures. The cost of constructing our Outposts is subject to inflation, which could increase the costs of labor and materials. An increasing rate of inflation in the future may have a material adverse effect on our ability to maintain current levels of gross profit and operating expenses, if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Our management, with the participation of our chief executive officer, co-chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer, co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are currently involved, and from time to time, we may become involved, in legal proceedings relating to claims arising from the ordinary course of business and other events. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors

There have been no material changes to the risk factors as reported in our Form 10-K other than the following:

A significant portion of our shares of Class A Common Stock are available for immediate resale by certain existing shareholders and may be sold into the market in the future upon expiration of the Lock-Up Period. Sales of our Class A Common Stock by our existing shareholders may cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

On May 4, 2022, the S-1 Registration Statement, initially filed with the SEC on March 16, 2022, covering, among others, the resale of up to 203,821,303 shares of Class A Common Stock by certain of our shareholders became effective. The securities registered for resale in the S-1 Registration Statement constitute a considerable percentage of our public float and are available for immediate resale for so long as the S-1 Registration Statement remains available, subject to the expiration of the Lock-Up Period (as defined below), as applicable. The market price of shares of our Class A Common Stock could decline as a result of substantial sales of our Class A Common Stock by the selling holders named in the S-1 Registration Statement, including Evan Hafer, or the perception in the market that holders of a large number of shares intend to sell their shares. Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time.

In addition, the selling holders named in the S-1 Registration Statement purchased the securities covered thereby at different prices, some at prices significantly below the current trading price of such securities. The selling holders may potentially make a significant profit with the sale of the securities covered by the S-1 Registration Statement depending on the trading price of the Company’s securities at the time of a sale and the purchase price of such securities by the applicable selling holders. While the selling holders may experience a positive rate of return based on the trading price of the Company’s securities, the public holders of the Company’s securities may not experience a similar rate of return on the securities they purchased due to differences in the applicable purchase price and trading price.

In connection with the Business Combination, we and certain of our stockholders entered into an investor rights agreement (the "Investor Rights Agreement"), pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. Certain parties to the Investor Rights Agreement have agreed not to sell, transfer, pledge or otherwise dispose of shares of our Class A Common Stock they hold until August 9, 2022 (the Lock-Up Period). Upon expiration of the Lock-Up Period, the sale of shares of our Class A Common Stock subject thereto or the perception that such sales may occur, could cause the market price of our securities to drop significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2022, the Second Tier Vesting Event occurred, as a result of which (i) 694,063 shares of Class C Common Stock held by certain holders were exchanged for an equal number of shares of Class A Common Stock, and (ii) 9,926,562 Restricted Common Units were converted into an equal number of Common Units of Authentic Brands and the Company issued 9,926,562 shares of its Class B Common Stock, to the holders of such Common Units. The issuances of shares of Class A Common Stock and Class B Common Stock have not been registered under the Securities Act, and have been made in reliance upon the exemption provided by Rule 506(b) of Regulation D promulgated under the Securities Act. Each holder receiving shares is an accredited investor.

On May 6, 2022, following the effectiveness of the S-1 Registration Statement, 820,310 Common Units in Authentic Brands, representing the Supplemental Company Common Units, and an equal number of shares of Class B Common Stock, as well as 6,196 shares of Class A Common Stock, representing the Supplemental Pubco Class A Shares, were issued in connection with the vesting of the Applicable Premium. The issuances of shares of Class A Common Stock and Class B Common Stock have not been registered under the Securities Act, and have been made in reliance upon the exemption provided by Rule 506(b) of Regulation D promulgated under the Securities Act. Each holder receiving shares is an accredited investor.

In connection with the redemption of our Warrants, we issued 6,376,346 shares of Class A Common Stock upon the cashless exercise of 17,663,393 Warrants. The issuances of shares of Class A Common Stock have not been registered under the Securities Act, and have been made in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
May 12, 2022		Chief Executive Officer, Chairman
Co-Principal Executive Officer