Form 10-Q
period 2022-06-30
BRC Inc.
filed 2022-08-11
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had (i) 52,614,237 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 158,946,062 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock").
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities.

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
● Loss of one or more co-manufacturers;
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
● Failure to receive anticipated orders from current or prospective customers;
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
● Inability to maintain the listing of our Class A Common Stock on the New York Stock Exchange; and
● Other risks and uncertainties indicated in our Annual Report on Form 10-K filed with the Securities and
Exchange Commission on March 16, 2022 (the “2021 Form 10-K”), including those set forth under “Item 1A.
Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2021 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$93,085	$18,334
Accounts receivable, net	13,685	7,442
Inventories	26,583	20,872
Prepaid expenses and other current assets	11,219	6,377
Total current assets	144,572	53,025
Property, plant and equipment, net	38,516	31,114
Operating lease, right-of-use asset	10,392	—
Identifiable intangibles, net	242	167
Other	785	2,776
Total assets	$194,507	$87,082
Liabilities and stockholders' equity/members’ deficit
Current liabilities:
Accounts payable	$8,465	$17,387
Accrued liabilities	16,478	22,233
Deferred revenue and gift card liability	8,010	7,334
Current maturities of long-term debt, net	3,282	11,979
Current operating lease liability	959	—
Current maturities of finance lease obligations	92	85
Total current liabilities	37,286	59,018
Non-current liabilities:
Long-term debt, net	17,249	22,712
Finance lease obligations, net of current maturities	234	228
Operating lease liability	9,690	—
Other non-current liabilities	478	334
Total non-current liabilities	27,651	23,274
Total liabilities	64,937	82,292
Commitments and Contingencies (Note 15)
Series A preferred equity, less issuance costs (151,406 units authorized, issued and outstanding as of December 31, 2021)	—	154,281
Stockholders' equity/members' deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 52,605,983 shares issued and outstanding as of June 30, 2022	5	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 158,954,316 shares issued and outstanding as of June 30, 2022	16	—
Class C common stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of June 30, 2022	—	—
Additional paid in capital	128,245	—
Accumulated deficit	(94,503)	(19,996)
Members' deficit (18,769 Class A units and 73,890 Class B units authorized, issued and outstanding as of December 31, 2021)	—	(129,495)
Total BRC Inc.'s stockholders' equity/members' deficit	33,763	(149,491)
Non-controlling interests	95,807	—
Total stockholders' equity/members' deficit	129,570	(149,491)
Total liabilities, Series A preferred, and stockholders' equity/members' deficit	$194,507	$87,082
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$66,365	$52,357	$132,201	$101,147
Cost of goods sold	43,809	31,050	86,432	60,202
Gross profit	22,556	21,307	45,769	40,945
Operating expenses
Marketing and advertising	9,026	8,948	17,177	15,499
Salaries, wages and benefits	15,539	11,443	31,557	19,221
General and administrative	14,831	5,751	29,718	10,589
Total operating expenses	39,396	26,142	78,452	45,309
Operating loss	(16,840)	(4,835)	(32,683)	(4,364)
Non-operating income (expense)
Interest expense	(176)	(451)	(666)	(745)
Other income (expense), net	(56)	(10)	293	(2)
Change in fair value of earn-out liability	(38,553)	—	(209,651)	—
Change in fair value of warrant liability	5,435	—	(56,675)	—
Change in fair value of derivative liability	5,172	—	(2,335)	—
Total non-operating expenses	(28,178)	(461)	(269,034)	(747)
Loss before income taxes	(45,018)	(5,296)	(301,717)	(5,111)
Income tax expense	67	38	195	74
Net loss	(45,085)	$(5,334)	(301,912)	$(5,185)
Less: Net loss attributable to non-controlling interest	(34,330)		(228,236)
Net loss attributable to BRC Inc.	$(10,755)		$(73,676)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.22)		$(1.49)
Weighted-average shares of Class A common stock outstanding(1)
Basic and diluted	49,771,104		47,789,909

(1) For the six months ended June 30, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through June 30, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. For more information, refer to Note 14 - Net Loss per Share.

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2021	$(96,727)	—	—	—	$—	$—	$—	$—	$(6,151)	$—	$(102,878)
Equity-based compensation	317	—	—	—	—	—	—	—	—	—	317
Non-employee equity-based compensation	368	—	—	—	—	—	—	—	—	—	368
Series A preferred discount amortization	(5,238)	—	—	—	—	—	—	—	—	—	(5,238)
Net income	—	—	—	—	—	—	—	—	149	—	149
Balance at March 31, 2021	$(101,280)	—	—	—	$—	$—	$—	$—	$(6,002)	$—	$(107,282)
Equity-based compensation	1,973	—	—	—	—	—	—	—	—	—	1,973
Non-employee equity-based compensation	370	—	—	—	—	—	—	—	—	—	370
Series A preferred discount amortization	(5,163)	—	—	—	—	—	—	—	—	—	(5,163)
Repurchase of restricted member units	(365)	—	—	—	—	—	—	—	—	—	(365)
Net loss	—	—	—	—	—	—	—	—	(5,334)	—	(5,334)
Balance at June 30, 2021	$(104,465)	—	—	—	$—	$—	$—	$—	$(11,336)	$—	$(115,801)

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Amounts in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2022	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	—	(831)	(83,021)	53,332
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	31	—	186	217
Non-employee equity based compensation after Business Combination	—	—	—	—	—	—	—	—	—	114	114
First Tier Vesting Event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Net loss after Business Combination	—	—	—	—	—	—	—	—	(60,230)	(193,906)	(254,136)
Balance at March 31, 2022	$—	44,703,936	149,032,886	694,063	$4	$15	$—	$38,814	$(83,748)	$(143,038)	$(187,953)
Equity-based compensation	—	—	—	—	—	—	—	175	—	804	979
Non-employee equity-based compensation	—	—	—	—	—	—	—	—	—	384	384
Second Tier Vesting Event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant Redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable Premium Vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	825,442	(825,442)	—	—	—	—	364	—	(364)	—
Effect of Business Combination adjustment	—	—	—	—	—	—	—	12	—	40	52
Net loss	—	—	—	—	—	—	—	—	(10,755)	(34,330)	(45,085)
Balance at June 30, 2022	$—	52,605,983	158,954,316	—	$5	$16	$—	$128,245	$(94,503)	$95,807	$129,570

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(301,912)	$(5,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015	1,152
Equity-based compensation	3,238	2,290
Non-employee equity-based compensation	739	738
Amortization of debt issuance costs	261	254
Bad debt recovery	—	(51)
Change in fair value of earn-out liability	209,651	—
Change in fair value of warrant liability	56,675	—
Change in fair value of derivative liability	2,335	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,243)	(1,127)
Inventories, net	(5,711)	(6,215)
Prepaid expenses and other assets	(4,635)	(1,148)
Accounts payable	(8,922)	49
Accrued liabilities	(3,105)	2,522
Deferred revenue and gift card liability	676	745
Operating lease liability	257	—
Other liabilities	145	—
Net cash used in operating activities	(54,536)	(5,976)
Investing activities
Purchases of property, plant and equipment	(9,400)	(7,156)
Net cash used in investing activities	(9,400)	(7,156)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $— as of June 30, 2022 and $11 as of June 30, 2021	7,597	11,799
Repayment of long-term debt	(23,617)	(8,872)
Financing lease obligations	13	(237)
Distribution and redemption of Series A preferred equity	(127,853)	(3,062)
Proceeds from Business Combination, including PIPE investment	337,957	—
Payment of Business Combination costs	(31,638)	—
Redemption of Class A and Class B units	(20,145)	—
Redemption of incentive units	(3,627)	—
Net cash provided by (used in) financing activities	138,687	(372)
Net increase (decrease) in cash and cash equivalents	74,751	(13,504)
Beginning cash and cash equivalents	18,334	35,632
Ending cash and cash equivalents	$93,085	$22,128

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in thousands)
(unaudited)
	Six Months Ended June 30,
	2022	2021
Non-cash operating activities
Recognition of right-of-use operating lease assets	$10,392	$—

Non-cash investing and financing activities
Series A preferred exchange for PIPE shares	$26,203	$—
Series A preferred equity amortization	5,390	7,339
Issuance of note payable for repurchase of member units	—	365
Capital expenditures financed through credit facilities and capital leases	—	42
Accrued capital expenditures	23	20

Supplemental cash flow information
Cash paid for income taxes	$233	$22
Cash paid for interest	$531	$372
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

Revenue from Contracts with Customers

The following table disaggregates revenue by sales channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct to Consumer ("DTC")	$36,962	$39,821	$75,294	$78,144
Wholesale	23,971	9,798	45,926	19,149
Outpost	5,432	2,738	10,981	3,854
Total net sales	$66,365	$52,357	$132,201	$101,147

Substantially all revenue is derived from customers located in the United States and no single customer represents more than 10% of revenue for the three and six months ended June 30, 2022 and 2021.

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

The following table provides information about deferred revenue, gift cards, and Loyalty Program, including significant changes in deferred revenue balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$7,768	$5,080	$7,334	$4,615
Sales of gift cards	168	90	358	208
Redemption of gift cards	(110)	(87)	(303)	(237)
Increase from deferral of revenue	3,352	2,710	3,352	2,710
Decrease from revenue recognition	(3,627)	(3,121)	(3,603)	(3,244)
Loyalty Program points earned	628	725	1,248	1,434
Loyalty Program points redeemed/expired	(169)	(176)	(376)	(265)
Ending balance as of period	$8,010	$5,221	$8,010	$5,221

Cash and Cash Equivalents

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

Accounts Receivable

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to some of its business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $112 as of June 30, 2022 and December 31, 2021, respectively.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. For the three months and six months ended June 30, 2022 and 2021, no impairment loss was recognized.

Earn-out Liability

The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480 and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized in the Company’s unaudited consolidated statement of operations.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which did not meet the criteria for equity classification and were accounted for as liabilities. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusted the warrants to fair value at each reporting period with any changes in fair value recognized in the Company’s unaudited consolidated statement of operations. The public and private warrants were redeemed in May 2022.

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

The Company has completed an analysis of its tax positions and believes there are no uncertain tax positions that would require recognition in the consolidated financial statements for the three and six months ended June 30, 2022 and 2021. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date. The federal income tax position taken for each of the subsidiaries organized as limited liability companies for any years open under the various statutes of limitations is that they will continue to be exempt from income taxes by virtue of being a pass-through entity. The statute of limitations for federal income tax returns are open from the period ended December 31, 2018. The statute of limitations for the state income tax returns are generally open from the period ended December 31, 2017.

Equity-Based Compensation

The Company recognizes the cost of equity-based compensation on stock options, restricted stock units ("RSU"), and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation ("ASC 718"). The Company records equity-based compensation expense based on the fair value of equity awards at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 12, Equity-Based Compensation.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. The accounts receivable of the Company are spread over a number of customers, of which two customers accounted for 24% of total outstanding receivables as of June 30, 2022 and one customer accounted for 19% of total outstanding receivables as of December 31, 2021. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. We may also enter into marketing service agreements with third party production and content providers where we prepay for certain services or deliverables. Prepaid marketing and advertising expenses totaled $2,782 and $1,941 as of June 30, 2022 and December 31, 2021, respectively.

Fair Value Measurements

The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Bloomberg Short Term Bank Yield Index ("BSBY") or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

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

3.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Coffee:
Unroasted	$3,151	$2,578
Finished Goods	7,345	6,681
Ready-to-Drink	5,649	3,727
Apparel and other merchandise	10,438	7,886
Inventories	$26,583	$20,872

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Land	$2,196	$2,196
Building and leasehold improvements	13,138	11,273
Computer equipment and software	3,810	3,474
Machinery and equipment	9,321	8,323
Vehicles	1,065	1,057
Furniture and fixtures	1,371	961
Construction in progress	14,999	9,236
	45,900	36,520
Less: accumulated depreciation and amortization	(7,384)	(5,406)
Property, plant and equipment, net	$38,516	$31,114

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$207	$190	$412	$340
General and administrative	811	457	1,586	800
Total depreciation expense	$1,018	$647	$1,998	$1,140

The total depreciation expense for internal use software included in the above table was $183 and $366 for the three and six months ended June 30, 2022, respectively, compared to $178 and $334 for the three and six months ended June 30, 2021, respectively.

Substantially all long-lived assets are located in the United States.

5.Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation and benefits	$4,448	$2,799
Accrued marketing	2,168	3,323
Accrued Series A preferred equity distribution	—	2,650
Accrued freight	1,333	1,912
Accrued sales taxes	791	1,364
Accrued inventory purchases	1,316	1,492
Credit card liabilities	904	4,759
Other accrued expenses	5,518	3,934
Total	$16,478	$22,233

6.Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	June 30,	December 31,
	2022	2021
Mortgages	$7,242	$7,380
Equipment financing loan	7,379	5,067
Retail facility	1,982	1,904
Credit facility	—	8,000
Promissory note	—	10,000
Notes payable	4,106	2,779
Total principal	20,709	35,130
Less debt issuance costs	(178)	(439)
Long-term debt, net	$20,531	$34,691

Current maturities:
Current maturities of principal	$3,353	$12,273
Less current portion of debt issuance costs	(71)	(294)
Current maturities of long-term debt, net	$3,282	$11,979
Long-term debt:
Non-current principal	$17,356	$22,857
Non-current portion of debt issuance costs	(107)	(145)
Long-term debt, net	$17,249	$22,712

Future contractual maturities of credit facilities as of June 30, 2022 are as follows:

Remainder of 2022	$1,001
2023	3,365
2024	3,052
2025	7,122
2026	3,371
Thereafter	2,798
$20,709

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs was $18 and $261 for the three and six months ended June 30, 2022, respectively, and $212 and $254 for the three and six months ended June 30, 2021, respectively. These costs are included in interest expense in the unaudited consolidated statements of operations.

Credit Lines

The equipment financing loan is secured by the equipment financed and is at an interest rate of the BSBY plus 3.50%. As of June 30, 2022, the Company has available credit under the equipment financing loan and the retail facility of $5,871 and $4,018, respectively.

Upon the closing of the Business Combination, Authentic Brands' credit facility borrowings of $8,000 were paid off and there are no borrowings outstanding as of June 30, 2022. The amount of borrowings available was $14,394 as of June 30, 2022.

Promissory Note

In January 2022, Authentic Brands borrowed an additional $5,000 under the promissory note. In February 2022, Authentic Brands repaid $15,000 outstanding on the promissory note and the promissory note was terminated.

Notes Payable

In January 2022, Authentic Brands entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase incentive units from a former employee. The note matures on January 14, 2026. The loan is payable in four annual installments of principal commencing on January 14, 2023.

In May 2022, Authentic Brands fully repaid a note payable agreement for $272.

Guaranty

In March 2022, BRC Inc. entered into a Guaranty Agreement to guaranty payment of all the Authentic Brands' outstanding mortgage loans, equipment financing loan, the retail facility, and the credit facility.

7.Leases

The following significant lease accounting policies from 2021 Form 10-K have been updated to reflect the adoption of FASB's new guidance on the recognition and measurement of leases.

The majority of our leases are operating leases for our company-operated Outposts. We also lease distribution and warehouse facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for all underlying classes of assets.

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

The components of lease costs:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating leases costs	$432	$796
Short-term lease costs	14	26
Total lease costs	$446	$822

The following table includes supplemental information:

June 30,
2022
Weighted-average remaining operating lease term	7 years
Weighted-average operating lease discount rate	4.44%

Cash paid related to operating lease liabilities was $702 for the six months ended June 30, 2022.

The total operating lease liability arising from ROU assets was $3,287 for the six months ended June 30, 2022. This amount excludes the initial impact of adoption. See Note 2, Summary of Significant Accounting Policies, for additional information.

Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet. Finance leases were immaterial as of June 30, 2022.

Minimum future maturities of operating lease liabilities as of June 30, 2022 were as follows:

Remainder of 2022	$1,392
2023	5,572
2024	5,866
2025	5,819
2026	5,855
Thereafter	61,670
Total lease payments	86,174
Less imputed interest	(23,618)
Total	$62,556

As of June 30, 2022, we have entered into operating leases that have not yet commenced of $73,041, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

Previous Lease Guidance Disclosures

Rent expense for operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, was $222 and $450 for the three months and six months ended June 30, 2021, respectively.

The minimum future rental payments under non-cancelable operating leases and finance leases under the previous lease guidance as of December 31, 2021:

	Operating Leases	Finance Leases
Year ending December 31:
2022	$2,966	$106
2023	3,233	95
2024	3,381	102
2025	3,323	50
2026	3,358	4
Total minimum lease payments	$16,261	$357

Finance Leases:
Less amount representing interest		44
Present value of net minimum lease payments		313
Less current portion		85
Finance lease obligations, net of current maturities		$228

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

In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Class C Common Stock (as defined below) of BRC Inc. were exchanged for 694,062 shares of Class A Common Stock of BRC Inc. and 9,926,563 Restricted Common Units (as defined below) of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,563 shares of Class B Common Stock to the holders thereof.

In April 2022, the Second Tier Vesting Event occurred, as a result of which 694,063 shares of Class C Common Stock of BRC Inc. were exchanged for 694,063 shares of Class A Common Stock of BRC Inc. and 9,926,562 Restricted Common Units of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,562 shares of Class B Common Stock to the holders thereof.

The earn-out liabilities were initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of the each reporting period and vesting dates. The changes in fair value of the earn-out liabilities were recorded as Non-operating income (expense), net in the unaudited consolidated statement of operations.

The following table is a summary of the earn-out liability changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$218,678
Loss on change in fair value	171,098
First Tier Vesting Event	(172,372)
Loss on change in fair value	38,553
Second Tier Vesting Event	(255,957)
Balance as of June 30, 2022	$—

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

In May 2022, the Company redeemed all of its outstanding Warrants. During the redemption period, the holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.361 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price. In connection with the redemption, 11,396,726 Public Warrants and 6,266,667 Private Placement Warrants, representing approximately 99% of the Public Warrants and 100% of the Private Placement Warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 6,376,346 shares of Class A Common Stock. A total of 103,218 Public Warrants remained unexercised in May 2022 and such unexercised Public Warrants were redeemed for an aggregate redemption price of $10, representing a redemption price of $0.10 per Warrant. Following the redemption, the Company had no Warrants outstanding. In connection with the redemption, the Warrants ceased trading on the New York Stock Exchange and were delisted.

The Warrant liabilities were initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of the each reporting period. The changes in fair value of the Warrant liabilities were recorded as Non-operating income (expense), net in the unaudited consolidated statement of operations.

The following table is a summary of the Warrants changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$36,484
Loss on change in fair value	62,110
Gain on change in fair value	(5,435)
Warrant redemption	(93,159)
Balance as of June 30, 2022	$—

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

Common Units are entitled to share in the profits and losses of Authentic Brands and to receive distributions declared and have no voting rights. Holders of Common Units receive one share of Class B Common Stock, which are voting, non-economic shares in the Company, for each Common Unit they own. From and after a lock-up period and subject to the terms of the LLC Agreement, the Common Unit holders have the option to redeem all or any portion of their Common Units. However, upon redemption, BRC Inc.'s board of directors determines whether the Common Units are redeemed in cash or Class A Common Stock.

Common Units that are redeemed for shares, are exchanged for a number of Class A Common Stock equal to the number of exchanged Common Units. Simultaneously, a number of Class B Common Stock held by the unitholder is surrendered equal to the number of Common Units being redeemed. For Common Units redeemed for cash; cash redemption may only be effected if a concurrent fundraising activity takes place by BRC Inc.

Non-Controlling Interests

Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than BRC Inc. The Business Combination occurred on February 9, 2022. As a result, net loss for the six months ended June 30, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through June 30, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively.

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

Based on our analysis, we determined that the amendment to the Applicable Premium resulted in multiple redemption features which require the payment of the Applicable Premium as part of the settlement amount to be bifurcated from the Series A preferred units and accounted for separately as a freestanding derivative. The guidance in ASC 815 requires that in instances where multiple embedded features are bifurcated from the host contract, the bifurcated features shall be combined into a single compound derivative. Accordingly, the Company recognized the compound derivative at fair value and adjusted the compound derivative to fair value at each reporting period. The compound derivative was subject to re-measurement at each balance sheet date until the settlement of the derivative occurred with any changes in fair value recognized in the Company’s unaudited consolidated statement of operations.

In February 2022, in conjunction with the Business Combination, the Series A preferred units were redeemed for $134,698, including $8,265 of applicable premium that was placed in an escrow account and reported as restricted cash (the "Applicable Premium"). The remaining $26,203 of Series A preferred units were exchanged for shares of Class A Common Stock in connection with the Business Combination.

In May 2022, upon effectiveness of the Company's registration statement on Form S-1, 820,310 Common Units in Authentic Brands, representing the Supplemental Company Common Units, and an equal number of shares of Class B Common Stock, as well as 6,196 shares of Class A Common Stock, representing the Supplemental Pubco Class A Shares, were issued in connection with the vesting of the Applicable Premium. In conjunction with the vesting, the Applicable premium restricted cash balance became unrestricted.

The following table is a summary of the derivative liability changes in fair value and the reported balance:

Total
Initial fair value, as of February 9, 2022	$9,741
Loss on change in fair value	7,506
Gain on change in fair value	(5,172)
Applicable Premium vesting	(12,075)
Balance as of June 30, 2022	$—

12.Equity-Based Compensation

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

On February 9, 2022, the Company granted 548,235 stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The stock options have a strike price of $10.00. The following assumptions were utilized in determining the fair value of the units at the grant date:

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

On May 2, 2022, the Company granted 400,775 RSU awards to employees and non-employee directors under the Omnibus Plan that vest ratable over three years. The grant date fair value was $13.70 per RSU and was based on the closing price of the Class A Common Stock of BRC Inc.

As of June 30, 2022, total unrecognized equity-based compensation expense related to Incentive Units, stock options and RSUs to be recognized over a weighted average period of approximately 3 years was $11,904.

13.Income Taxes

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss we generate. Authentic Brands is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Authentic Brands' taxable income or loss is passed through to its members, including us.
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

14.Net Loss per Share

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

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A common shareholders for the six months ended June 30, 2022, as presented on the unaudited consolidated statements of operations, represents only the period after the Business Combination to June 30, 2022.

The following table sets forth the computation of basic and diluted net loss per share are presented below:

	Three Months Ended June 30,	Period After Business Combination Through June 30,
	2022	2022
Numerator:
Net loss	$(45,085)	$(299,221)
Less: Net loss attributable to non-controlling interests	(34,330)	(228,236)
Net loss attributable to Class A Common Stock - basic	$(10,755)	$(70,985)

Denominator:
Weighted average shares of Class A Common Stock outstanding	49,771,104	47,789,909
Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.22)	$(1.49)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended June 30,	Period After Business Combination Through June 30,
	2022	2022
Stock options	612,610	612,610
Common Units	158,954,316	158,954,316
RSUs	482,499	482,499
Incentive Units	16,445	16,445
	160,065,870	160,065,870

15.Commitments and Contingencies

Purchase Agreements

The Company has entered into several manufacturing and purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $21,130 for 2022; $35,780 for 2023; and $26,480 for 2024.

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

16.Subsequent Events

In July 2022, the Company borrowed $14,000 on the Authentic Brands' credit facility.

Other than those noted above, no other material subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our 2021 Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations.

Overview

The Company is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2.1 million lifetime consumers, nearly 290,000 active Coffee Club subscribers, and approximately 12.6 million social media followers across the Company's, our co-founders’, and key media personalities’ accounts as of June 30, 2022. At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active military, veterans, first responders, and those who love America.

We utilize a three-pronged approach to craft a unique brand that resonates with our customer base and enhances brand loyalty: Inform, Inspire, and Entertain. We want our audience to love coffee as much as we do, so we strive to inform them on all the awesome facets to coffee. Every day we work to inspire our customers; we take pride in the coffee we roast, the veterans we employ, and the causes we support. We give back to the community and are committed to support those who serve. Our “Entertain” marketing strategy drives brand excitement, along with valuable customer insights and data.

We own two roasting facilities, one focused on large batch roasting and the other on small batch roasting. Our coffee beans are primarily roasted in-house in the United States to ensure consistency and quality of product. Our coffee beans have an 83-point grade rating or higher and are sourced only from the highest quality suppliers.

We have historically experienced strong revenue growth. Revenue increased to $66.4 million and $132.2 million for the three and six months ended June 30, 2022, respectively as compared to $52.4 million and $101.1 million for the three and six months ended June 30, 2021, respectively, representing growth of 27% and 31% respectively. The growth was primarily driven by a significant expansion of our Wholesale and Outpost sales channels.

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels: DTC, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, and sales through third party digital marketplaces through which consumers order and are shipped our products. Our Wholesale channel includes products sold to an intermediary such as convenience, grocery, drug, and mass merchandise stores, as well as outdoor, do-it-yourself ("DIY"), and lifestyle retailers, who in turn sell those products to consumers. Our Outpost channel includes revenue from our company-operated and franchised Black Rifle Coffee retail coffee shop locations.

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

Components of Our Results of Operations

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts for certain sales programs, promotions, and loyalty rewards.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, lease expenses and other overhead costs related to certain aspects of production, warehousing, fulfillment, shipping, and credit card fees.

Operating Expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation. Also included are other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	Three Months Ended June 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Revenue, net	$66,365	$52,357	$14,008	27%
Cost of goods sold	43,809	31,050	12,759	41%
Gross profit	$22,556	$21,307	$1,249	6%
Gross margin (gross profit as % of revenue, net)	34.0%	40.7%
Total operating expenses	$39,396	$26,142	$13,254	51%

Revenue, net

Net revenue for the three months ended June 30, 2022 increased $14.0 million, or 27%, to $66.4 million as compared to $52.4 million for the corresponding period in 2021, primarily due to increases in Ready-to-Drink ("RTD") product sales in the Wholesale channel, along with additional Outposts in 2022 as compared to 2021.

DTC channel net revenue decreased $2.9 million, or 7%, to $37.0 million for the three months ended June 30, 2022 as compared to $39.8 million for the corresponding period in 2021 due to lower sales from non-subscription customers and a consumer shift in spending habits post-COVID.

For the three months ended June 30, 2022, net revenue from our Wholesale channel increased $14.2 million, or 145%, to $24.0 million as compared to $9.8 million for the corresponding period in 2021. The largest increase came from RTD product sales through national distributors and retail accounts with doors more than doubling from 30,300 at June 30, 2021 to 66,800 at June 30, 2022.

For the three months ended June 30, 2022, net revenue for our Outpost channel increased $2.7 million, or 98%, to $5.4 million as compared to $2.7 million for the corresponding period in 2021. This was primarily due to an increase in the number of company-owned Outposts, which increased to ten Outposts as of June 30, 2022 as compared to three Outposts as of June 30, 2021.

Cost of goods sold

For the three months ended June 30, 2022, cost of goods sold increased $12.8 million, or 41%, to $43.8 million as compared to $31.1 million for the corresponding period in 2021. The increase was driven primarily by higher product costs including cost increases in raw coffee beans and RTD. Product mix shift is also impacting margins, as RTD has higher product costs and lower gross margins as compared to bagged coffee. Gross margin decreased 670 basis points to 34.0% for the three months ended June 30, 2022 as compared to 40.7% for the three months ended June 30, 2021.

Operating expenses

Operating expenses for the three months ended June 30, 2022 increased $13.3 million, or 51%, to $39.4 million as compared to $26.1 million for the corresponding period in 2021.

Salaries, wages and benefits increased $4.1 million, or 36%, to $15.5 million for the three months ended June 30, 2022 as compared to $11.4 million for the corresponding period in 2021. This increase was due to increased employee headcount to support our significant sales growth and investment in existing channels as we built out additional revenue streams and expanded product lines. Marketing and advertising expenses increased $0.1 million, or 1%, to $9.0 million for the three months ended June 30, 2022 as compared to $8.9 million for the corresponding period in 2021 primarily due to a focused investment in non-DTC channels, expansion of our brand partnerships, and ad spend. In addition, general and administrative expenses increased $9.1 million, or 158%, to $14.8 million for the three months ended June 30, 2022 as compared to $5.8 million for the corresponding period in 2021. The increase is due to the additional support needed to build out revenue streams, expand product lines, and to transition to and operate as a public company.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Six Months Ended June 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Revenue, net	$132,201	$101,147	$31,054	31%
Cost of goods sold	86,432	60,202	26,230	44%
Gross profit	$45,769	$40,945	$4,824	12%
Gross margin (gross profit as % of revenue, net)	34.6%	40.5%
Total operating expenses	$78,452	$45,309	$33,143	73%

Revenue, net

Net revenue for the six months ended June 30, 2022 increased $31.1 million, or 31%, to $132.2 million as compared to $101.1 million for the corresponding period in 2021. This increase is primarily due to increases in RTD product sales in the Wholesale channel and additional Outposts in 2022 as compared to 2021.

DTC channel net revenue decreased $2.9 million, or 4%, to $75.3 million for the six months ended June 30, 2022 as compared to $78.1 million for the corresponding period in 2021 due to lower sales from non-subscription customers.

For the six months ended June 30, 2022, net revenue from our Wholesale channel increased $26.8 million, or 140%, to $45.9 million as compared to $19.1 million for the corresponding period in 2021. The largest increase came from RTD product sales through national distributors and retail accounts with doors more than doubling from 30,300 at June 30, 2021 to 66,800 at June 30, 2022.

For the six months ended June 30, 2022, net revenue for our Outpost channel increased $7.1 million, or 185%, to $11.0 million as compared to $3.9 million for the corresponding period in 2021. This was primarily due to an increase in the number of company-owned Outposts, which increased to ten Outposts as of June 30, 2022 as compared to three Outposts as of June 30, 2021.

Cost of goods sold

For the six months ended June 30, 2022, cost of goods sold increased $26.2 million, or 44%, to $86.4 million as compared to $60.2 million for the corresponding period in 2021. The increase was driven primarily by higher product costs including increases in raw coffee beans and RTD. In addition, inflation negatively impacted shipping and fulfillment costs. Product mix shift also impacted margins, as RTD has higher product costs and lower gross margins as compared to bagged coffee. Gross margin decreased 500 basis points to 34.6% for the six months ended June 30, 2022 as compared to 40.5% for the six months ended June 30, 2021.

Operating expenses

Operating expenses for the six months ended June 30, 2022 increased $33.1 million, or 73%, to $78.5 million as compared to $45.3 million for the corresponding period in 2021.

Salaries, wages and benefits increased $12.3 million, or 64%, to $31.6 million for the six months ended June 30, 2022 as compared to $19.2 million for the corresponding period in 2021. This increase was due to an increase in employee headcount to support our significant sales growth and investment in existing channels as we built out additional revenue streams and expanded products lines. Marketing and advertising expenses increased $1.7 million, or 11%, to $17.2 million for the six months ended June 30, 2022 as compared to $15.5 million for the corresponding period in 2021 primarily due to a focused investment in non-DTC channels and expansion of partnerships. In addition, general and administrative expenses increased $19.1 million, or 181%, to $29.7 million for the six months ended June 30, 2022 as compared to $10.6 million for the corresponding period in 2021. The increase was due to the additional support needed for the expansion of revenue streams and product lines and to transition to and operate as a public company.

Components of Our Non-Operating Income (Expense)

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	Three Months Ended June 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Non-operating income (expense)
Interest expense	$(176)	$(451)	$(275)	(61)%
Other income (expense), net	(56)	(10)	(46)	460%
Change in fair value of earn-out liability	(38,553)	—	(38,553)	100%
Change in fair value of warrant liability	5,435	—	5,435	100%
Change in fair value of derivative liability	5,172	—	5,172	100%
Total non-operating expenses	$(28,178)	$(461)

Interest expense for the three months ended June 30, 2022 decreased $0.3 million, or 61%, to $0.2 million as compared to $0.5 million for the corresponding period in 2021. The decrease was related to the Company having lower interest rates on outstanding debt when compared to the 2021. The Company had higher debt balances in 2022 as compared to the prior year, however, the weighted average interest rate in 2022 was lower than 2021.The weighted average interest rate on debt for the three months ending June 30, 2022 was 3.20% as compared to 3.85% in the corresponding period in 2021. The Company also had higher note payable balances in 2022 that carry a much lower interest rate as compared to other outstanding debt.

Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the three months ended June 30, 2022 as compared to the prior year was due to an increase in overall banking fees during the period.

For the three months ended June 30, 2022, we recognized losses from the change in fair value of earn-out liabilities and gains from the change in fair value of warrant liabilities and derivative liabilities. The losses and gains recorded for the three months ended June 30, 2022 each represent the following:

•Upon the closing of the Business Combination on February 9, 2022, we recognized earn-out liabilities of $218.7 million. Upon the occurrence of the Second Tier Vesting Event in April 2022, the respective liability was remeasured to the fair value and a loss of $38.6 million was recorded for the three months ended June 30, 2022. The change in fair value of the earn-out liability was primarily a result of the increase of the closing price of our Class A Common Stock listed on the New York Stock Exchange ("NYSE") from March 31, 2022 to April 5, 2022.

•Upon the closing of the Business Combination on February 9, 2022, we recognized warrant liabilities of $36.5 million. In connection with the redemption of the Public and Private Warrants in May 2022, the warrant liabilities were remeasured to the fair value and a gain of $5.4 million was recorded for the three months ended June 30, 2022. The change in fair value of the warrant liabilities was primarily a result of the decrease of the closing price of our Class A Common Stock listed on the NYSE from March 31, 2022 to May 4, 2022.

•Upon the closing of the Business Combination on February 9, 2022, we recognized a derivative liability of $9.7 million. In connection with the vesting of the Applicable Premium in May 2022, the derivative liability was remeasured to the fair value and a gain of $5.2 million was recorded for the three months ended June 30, 2022. The change in fair value of the derivative liability was primarily a result of the decrease of the closing price of our Class A Common Stock listed on the NYSE from March 31, 2022 to May 4, 2022.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Six Months Ended June 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Non-operating income (expense)
Interest expense	$(666)	$(745)	$79	11%
Other income (expense), net	293	(2)	295	14750%
Change in fair value of earn-out liability	(209,651)	—	(209,651)	100%
Change in fair value of warrant liability	(56,675)	—	(56,675)	100%
Change in fair value of derivative liability	(2,335)	—	(2,335)	100%
Total non-operating expenses	$(269,034)	$(747)

Interest expense for the six months ended June 30, 2022 decreased $0.1 million, or 11%, to $0.67 million as compared to $0.75 million for the corresponding period in 2021. The decrease was related to the Company having lower interest rates on outstanding debt when compared to 2021. The Company had higher debt balances in 2022 as compared to the prior year, however, the weighted average interest rate in 2022 was lower than 2021.The weighted average interest rate on debt for the six months ending June 30, 2022 was 3.18% as compared to 5.24% in the corresponding period in 2021. The Company also had higher note payable balances in 2022 that carry a much lower interest rate as compared to other outstanding debt.

Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the six months ended June 30, 2022 as compared to the prior year was due to the receipt of a credit card rebate of $0.3 million in 2022 which was offset by recurring bank and credit card fees.

For the six months ended June 30, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The losses recorded for the six months ended June 30, 2022 each represent the following:

•Upon the closing of the Business Combination on February 9, 2022, we recognized earn-out liabilities of $218.7 million. Upon the occurrence of the First Tier Vesting Event in March 2022, the respective liability was remeasured to the fair value and a realized loss of $60.0 million was recorded. Upon the occurrence of the Second Tier Vesting Event in April 2022, the respective liability was remeasured to the fair value and a realized loss of $149.6 million was recorded. The change in fair value of the earn-out liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the New York Stock Exchange ("NYSE") from February 9, 2022 to April 5, 2022.

•Upon the closing of the Business Combination on February 9, 2022, we recognized warrant liabilities of $36.5 million. In connection with the redemption of the Public and Private Warrants in May 2022, the warrant liabilities were remeasured to the fair value and a realized loss of $56.7 million was recorded. The change in fair value of the warrant liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to May 4, 2022.

•Upon the closing of the Business Combination on February 9, 2022, we recognized a derivative liability of $9.7 million. In connection with the vesting of the Applicable Premium in May 2022, the derivative liability was remeasured to the fair value and a realized loss of $2.3 million was recorded. The change in fair value of the derivative liability was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to May 4, 2022.

Liquidity and Capital Resources

Our principal use of cash is to support operational expenses associated with non-capitalizable start-up costs, which largely consist of working capital requirements related to accounts receivables, inventories, accounts payable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment purchases, Outposts buildout and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of June 30, 2022, our cash and cash equivalents were $93.1 million, working capital of $107.3 million, and $24.3 million of available borrowings under our credit facilities. We also received $126.8 million in net cash proceeds from the Business Combination. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

Credit Facilities and Promissory Note

The equipment financing loan is secured by the equipment financed and is at an interest rate of the BSBY plus 3.50%. As of June 30, 2022, the Company has available credit under the equipment financing loan and the retail facility of $5.9 million and $4.0 million, respectively.

Upon the closing of the Business Combination, the Company’s credit facility borrowings of $8.0 million were paid off. There were no borrowings outstanding and $14.4 million of borrowings available under the Company's credit facility as of June 30, 2022.

In January 2022, the Company borrowed an additional $5.0 million under the promissory note. Upon closing the Business Combination, the Company repaid $15.0 million outstanding on the promissory note and the promissory note was terminated.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(54,536)	$(5,976)
Investing activities	$(9,400)	$(7,156)
Financing activities	$138,687	$(372)

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.

Net cash used in operating activities was $54.5 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $6.0 million for the corresponding period in 2021. The $48.6 million increase in net cash used was due to increases in accounts receivable, net of $6.2 million, increase inventories of $5.7 million, an increase in prepaid expenses of $4.6 million, decreases in accounts payable of $8.9 million and decreases in accrued liabilities of $3.1 million. For the six months ended June 30, 2022, there was a net loss of $301.9 million offset by changes in fair value of the earn-out liability of $209.7 million and warrant liability of $56.7 million.

Investing Activities

Net cash used in investing activities was $9.4 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $7.2 million for the corresponding period in 2021. The $2.2 million increase in net cash used was primarily due to continued capital expenditure projects for our Outpost locations and roasting facilities.

Financing Activities

Net cash provided by financing activities was $138.7 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $0.4 million for the corresponding period in 2021. The $139.1 million increase in net cash from financing activities was primarily due to proceeds from the Business Combination, partially offset by redemption of Series A preferred units, redemption of Class A and Class B units in Authentic Brands, and repayment of long-term debt during the six months ended June 30, 2022.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $21.1 million for 2022; $35.8 million for 2023; and $26.5 million for 2024.

Liabilities relating to operating leases that have commenced as of June 30, 2022 have been reported on the balance sheet as operating lease liabilities. As of June 30, 2022, we have entered into operating leases that have not yet commenced of $73.0 million, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in costs of key operating resources. Commodity price risk is our primary market risk, which is affected by purchases of coffee beans, dairy products, aluminum cans and other materials and commodities. We purchase and roast quality coffee beans that can be subject to significant volatility. Increases in the “C” coffee commodity price increase the price of high-quality coffee. We generally enter into fixed price purchase commitments for the green coffee we roast.

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

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our credit facility bears a variable interest rate based on the prime rate plus 1%. The equipment financing loan bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of June 30, 2022, no borrowings were outstanding on the credit facility and the amount of borrowings available was $14.4 million. As of June 30, 2022, we had $7.4 million outstanding on the equipment financing loan with available borrowings of $5.9 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates.

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

Our management, with the participation of our chief executive officer, co-chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer, co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In May 2022, following the effectiveness of the S-1 Registration Statement, 820,310 Common Units in Authentic Brands, representing the Supplemental Company Common Units, and an equal number of shares of Class B Common Stock, as well as 6,196 shares of Class A Common Stock, representing the Supplemental Pubco Class A Shares, were issued in connection with the vesting of the Applicable Premium. The issuances of shares of Class A Common Stock and Class B Common Stock have not been registered under the Securities Act, and have been made in reliance upon the exemption provided by Rule 506(b) of Regulation D promulgated under the Securities Act. Each holder receiving shares is an accredited investor.

In May 2022, in connection with the redemption of our Warrants, we issued 6,376,346 shares of Class A Common Stock upon the cashless exercise of 17,663,393 Warrants. The issuances of shares of Class A Common Stock have not been registered under the Securities Act, and have been made in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1*	Offer letter, Grant Notice and Award Agreement, dated as of July 18, 2022, by and among BRC Inc. and Roland Smith.

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
August 11, 2022		Chief Executive Officer and Director
Co-Principal Executive Officer