Form 10-Q
period 2022-09-30
BRC Inc.
filed 2022-11-10
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had (i) 54,554,593 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 157,005,706 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
● Failure to provide high-quality customer experience, including as a result of production defaults, or issues, including due to failures by one or more of our co-manufacturers, affecting the quality of our products, which may impact our brand;
● Decrease in success of the direct to consumer revenue channel;
● Loss of one or more co-manufacturers;
● Failure to effectively manage or distribute our products through our wholesale business partners;
● Failure by third parties involved in the supply chain of coffee, store supplies or merchandise to produce or deliver products, including as a result of ongoing supply chain disruptions;
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
● Inability to maintain the listing of our Class A Common Stock on the New York Stock Exchange; and
● Other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “2021 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022 (the “First Quarter 2022 10-Q”), in each case including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2021 Form 10-K and our First Quarter 2022 10-Q. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$71,211	$18,334
Accounts receivable, net	22,748	7,442
Inventories	40,933	20,872
Prepaid expenses and other current assets	8,996	6,377
Total current assets	143,888	53,025
Property, plant and equipment, net	48,037	31,114
Operating lease, right-of-use asset	14,915	—
Identifiable intangibles, net	234	167
Other	1,026	2,776
Total assets	$208,100	$87,082
Liabilities and stockholders' equity/members’ deficit
Current liabilities:
Accounts payable	$4,576	$17,387
Accrued liabilities	30,624	22,233
Deferred revenue and gift card liability	8,620	7,334
Current maturities of long-term debt, net	16,163	11,979
Current operating lease liability	1,118	—
Current maturities of finance lease obligations	98	85
Total current liabilities	61,199	59,018
Non-current liabilities:
Long-term debt, net	17,481	22,712
Finance lease obligations, net of current maturities	246	228
Operating lease liability	14,222	—
Other non-current liabilities	482	334
Total non-current liabilities	32,431	23,274
Total liabilities	93,630	82,292
Commitments and Contingencies (Note 15)
Series A preferred equity, less issuance costs (151,406 units authorized, issued and outstanding as of December 31, 2021)	—	154,281
Stockholders' equity/members' deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 53,765,690 shares issued and outstanding as of September 30, 2022	5	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 157,794,609 shares issued and outstanding as of September 30, 2022	16	—
Class C common stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of September 30, 2022	—	—
Additional paid in capital	128,850	—
Accumulated deficit	(98,546)	(19,996)
Members' deficit (18,769 Class A units and 73,890 Class B units authorized, issued and outstanding as of December 31, 2021)	—	(129,495)
Total BRC Inc.'s stockholders' equity/members' deficit	30,325	(149,491)
Non-controlling interests	84,145	—
Total stockholders' equity/members' deficit	114,470	(149,491)
Total liabilities, Series A preferred, and stockholders' equity/members' deficit	$208,100	$87,082
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$75,494	$60,106	$207,695	$161,253
Cost of goods sold	51,549	36,043	137,981	96,245
Gross profit	23,945	24,063	69,714	65,008
Operating expenses
Marketing and advertising	7,414	9,791	24,591	25,290
Salaries, wages and benefits	15,848	10,534	47,405	29,755
General and administrative	16,301	6,884	46,019	17,473
Total operating expenses	39,563	27,209	118,015	72,518
Operating loss	(15,618)	(3,146)	(48,301)	(7,510)
Non-operating income (expense)
Interest expense	(470)	(845)	(1,136)	(1,590)
Other income (expense), net	57	(3)	350	(5)
Change in fair value of earn-out liability	—	—	(209,651)	—
Change in fair value of warrant liability	—	—	(56,675)	—
Change in fair value of derivative liability	—	—	(2,335)	—
Total non-operating expenses	(413)	(848)	(269,447)	(1,595)
Loss before income taxes	(16,031)	(3,994)	(317,748)	(9,105)
Income tax expense	71	59	266	133
Net loss	(16,102)	$(4,053)	(318,014)	$(9,238)
Less: Net loss attributable to non-controlling interest	(12,059)		(240,295)
Net loss attributable to BRC Inc.	$(4,043)		$(77,719)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.08)		$(1.54)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	53,013,720		49,843,715

(1) For the nine months ended September 30, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through September 30, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. For more information, refer to Note 14 - Net Loss per Share.

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2021	$(96,727)	—	—	—	$—	$—	$—	$—	$(6,151)	$—	$(102,878)
Equity-based compensation	317	—	—	—	—	—	—	—	—	—	317
Non-employee equity-based compensation	368	—	—	—	—	—	—	—	—	—	368
Series A preferred discount amortization	(5,238)	—	—	—	—	—	—	—	—	—	(5,238)
Net income	—	—	—	—	—	—	—	—	149	—	149
Balance at March 31, 2021	$(101,280)	—	—	—	$—	$—	$—	$—	$(6,002)	$—	$(107,282)
Equity-based compensation	1,973	—	—	—	—	—	—	—	—	—	1,973
Non-employee equity-based compensation	370	—	—	—	—	—	—	—	—	—	370
Series A preferred discount amortization	(5,163)	—	—	—	—	—	—	—	—	—	(5,163)
Repurchase of restricted member units	(365)	—	—	—	—	—	—	—	—	—	(365)
Net loss	—	—	—	—	—	—	—	—	(5,334)	—	(5,334)
Balance at June 30, 2021	$(104,465)	—	—	—	$—	$—	$—	$—	$(11,336)	$—	$(115,801)
Equity-based compensation	357	—	—	—	—	—	—	—	—	—	357
Non-employee equity-based compensation	377	—	—	—	—	—	—	—	—	—	377
Series A preferred discount amortization	(9,968)	—	—	—	—	—	—	—	—	—	(9,968)
Repurchase of restricted member units	(2,588)	—	—	—	—	—	—	—	—	—	(2,588)
Net loss	—	—	—	—	—	—	—	—	(4,053)	—	(4,053)
Balance at September 30, 2021	$(116,287)	—	—	—	$—	$—	$—	$—	$(15,389)	$—	$(131,676)

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

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Amounts in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Equity-based compensation	—	—	—	—	—	—	—	286	—	1,059	1,345
Non-employee equity-based compensation	—	—	—	—	—	—	—	—	—	110	110
Common Unit redemption	—	1,159,707	(1,159,707)	—	—	—	—	434	—	(434)	—
Effect of Business Combination adjustment	—	—	—	—	—	—	—	(115)	—	(338)	(453)
Net loss	—	—	—	—	—	—	—	—	(4,043)	(12,059)	(16,102)
Balance at September 30, 2022	$—	53,765,690	157,794,609	—	$5	$16	$—	$128,850	$(98,546)	$84,145	$114,470

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(318,014)	$(9,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,055	2,000
Equity-based compensation	4,584	2,647
Non-employee equity-based compensation	849	1,115
Amortization of debt issuance costs	281	267
Bad debt recovery	—	(51)
Change in fair value of earn-out liability	209,651	—
Change in fair value of warrant liability	56,675	—
Change in fair value of derivative liability	2,335	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,306)	(8,015)
Inventories, net	(20,061)	(7,721)
Prepaid expenses and other assets	(3,110)	(2,483)
Accounts payable	(12,811)	4,444
Accrued liabilities	11,041	4,596
Deferred revenue and gift card liability	1,286	1,530
Operating lease liability	425	—
Other non-current liabilities	149	255
Net cash used in operating activities	(78,971)	(10,654)
Investing activities
Purchases of property, plant and equipment	(19,950)	(11,755)
Net cash used in investing activities	(19,950)	(11,755)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $53 as of September 30, 2022 and $11 as of September 30, 2021	21,540	17,222
Repayment of long-term debt	(24,467)	(9,161)
Financing lease obligations	31	(1,604)
Distribution and redemption of Series A preferred equity	(127,853)	(5,688)
Proceeds from Business Combination, including PIPE investment	337,957	—
Payment of Business Combination costs	(31,638)	—
Redemption of Class A and Class B units	(20,145)	—
Redemption of incentive units	(3,627)	—
Net cash provided by financing activities	151,798	769
Net increase (decrease) in cash and cash equivalents	52,877	(21,640)
Beginning cash and cash equivalents	18,334	35,632
Ending cash and cash equivalents	$71,211	$13,992

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in thousands)
(unaudited)
	Nine Months Ended September 30,
	2022	2021
Non-cash operating activities
Recognition of right-of-use operating lease assets	$14,915	$—

Non-cash investing and financing activities
Series A preferred exchange for PIPE shares	$26,203	$—
Series A preferred equity distribution and related discount amortization	5,390	14,681
Issuance of note payable for repurchase of member units	—	2,953
Accrued capital expenditures	135	478
Capital expenditures financed through credit facilities and capital leases	—	42

Supplemental cash flow information
Cash paid for income taxes	$255	$150
Cash paid for interest	$903	$528
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

Revenue from Contracts with Customers

The following table disaggregates revenue by sales channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct to Consumer ("DTC")	$38,082	$37,512	$113,376	$115,656
Wholesale	32,247	19,459	78,173	38,608
Outpost	5,165	3,135	16,146	6,989
Total net sales	$75,494	$60,106	$207,695	$161,253

Substantially all revenue is derived from customers located in the United States. One customer represented 13% of total revenue for the three months ended September 30, 2022 and no single customer represented more than 10% of revenue for the three months ended September 30, 2021. No single customer represented more than 10% of revenue for the nine months ended September 30, 2022 and 2021.

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

The following table provides information about deferred revenue, gift cards, and Loyalty Program, including significant changes in deferred revenue balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$8,010	$5,221	$7,334	$4,615
Sales of gift cards	393	105	751	313
Redemption of gift cards	(317)	(93)	(620)	(330)
Increase from deferral of revenue	3,411	3,269	3,411	3,269
Decrease from revenue recognition	(3,335)	(2,973)	(3,586)	(3,507)
Loyalty Program points earned	632	864	1,880	2,298
Loyalty Program points redeemed/expired	(174)	(248)	(550)	(513)
Ending balance as of period	$8,620	$6,145	$8,620	$6,145

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

Accounts Receivable

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to some of its business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $112 as of September 30, 2022 and December 31, 2021, respectively.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. For the three months and nine months ended September 30, 2022 and 2021, no impairment loss was recognized.

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

The Company has completed an analysis of its tax positions and believes there are no uncertain tax positions that would require recognition in the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. The Company believes that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date. The federal income tax position taken for each of the subsidiaries organized as limited liability companies for any years open under the various statutes of limitations is that they will continue to be exempt from income taxes by virtue of being a pass-through entity. The statute of limitations for federal income tax returns are open from the period ended December 31, 2019. The statute of limitations for the state income tax returns are generally open from the period ended December 31, 2018.

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

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. The accounts receivable of the Company are spread over a number of customers, of which two customers accounted for 57% of total outstanding receivables as of September 30, 2022 and one customer accounted for 19% of total outstanding receivables as of December 31, 2021. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. We may also enter into marketing service agreements with third party production and content providers where we prepay for certain services or deliverables and recognize the expense when the service is completed. Prepaid marketing and advertising expenses totaled $2,917 and $1,941 as of September 30, 2022 and December 31, 2021, respectively.

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

Series A Preferred Equity

The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights is the passage of time). The Series A preferred units have been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. For more information, see Note 11, Series A Preferred Equity and Derivative Liability.

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

3.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Coffee:
Unroasted	$3,432	$2,578
Finished Goods	9,308	6,681
Ready-to-Drink	18,836	3,727
Apparel and other merchandise	9,357	7,886
Total inventories	$40,933	$20,872

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Land	$2,196	$2,196
Building and leasehold improvements	15,181	11,273
Computer equipment and software	4,500	3,474
Machinery and equipment	9,908	8,323
Vehicles	1,065	1,057
Furniture and fixtures	1,696	961
Construction in progress	21,906	9,236
	56,452	36,520
Less: accumulated depreciation and amortization	(8,415)	(5,406)
Total property, plant and equipment, net	$48,037	$31,114

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$207	$209	$619	$549
General and administrative	825	634	2,411	1,434
Total depreciation expense	$1,032	$843	$3,030	$1,983

The total depreciation expense for internal use software included in the above table was $183 and $549 for the three and nine months ended September 30, 2022, respectively, compared to $281 and $615 for the three and nine months ended September 30, 2021, respectively.

Substantially all long-lived assets are located in the United States.

5.Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$7,317	$2,799
Accrued marketing	1,198	3,323
Accrued Series A preferred equity distribution	—	2,650
Accrued freight	693	1,912
Accrued sales taxes	916	1,364
Accrued inventory purchases	12,944	1,492
Credit card liabilities	899	4,759
Other accrued expenses	6,657	3,934
Total accrued liabilities	$30,624	$22,233

6.Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	September 30,	December 31,
	2022	2021
Mortgages	$7,173	$7,380
Equipment financing loan	3,336	5,067
Equipment term loan	3,929	—
Retail facility	1,876	1,904
Credit facility	14,000	8,000
Promissory note	—	10,000
Notes payable	3,540	2,779
Total principal	33,854	35,130
Less debt issuance costs	(210)	(439)
Total debt, net	$33,644	$34,691

Current maturities:
Current maturities of principal	$16,244	$12,273
Less current portion of debt issuance costs	(81)	(294)
Current maturities of long-term debt, net	$16,163	$11,979
Long-term debt:
Non-current principal	$17,610	$22,857
Non-current portion of debt issuance costs	(129)	(145)
Long-term debt, net	$17,481	$22,712

Future contractual maturities of credit facilities as of September 30, 2022 are as follows:

Remainder of 2022	$294
2023	16,977
2024	2,885
2025	7,220
2026	3,542
Thereafter	2,936
$33,854

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs was $20 and $281 for the three and nine months ended September 30, 2022, respectively, and $13 and $267 for the three and nine months ended September 30, 2021, respectively. These costs are included in interest expense in the unaudited consolidated statements of operations.

Credit Lines

The equipment financing loan is secured by the equipment financed and is at an interest rate of the BSBY plus 3.50%. As of September 30, 2022, the Company has available credit under the equipment financing loan and the retail facility of $5,871 and $4,124, respectively.

Upon the closing of the Business Combination, Authentic Brands' credit facility borrowings of $8,000 were paid off.

In July 2022, the Company borrowed $14,000 on the Authentic Brands' credit facility and the amount of borrowings available was $11,000 as of September 30, 2022.

Equipment Term Loan

In August 2022, borrowings under the equipment financing loan of $4,043 were converted into the Equipment Term Loan (the “Term Loan”). The Term Loan is secured by the equipment financed and matures in June 2029 bearing an interest rate of 6.88%.

Promissory Note

In January 2022, Authentic Brands borrowed $5,000 under a promissory note. In February 2022, Authentic Brands repaid the $15,000 outstanding on the promissory note and the promissory note was terminated.

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

In July 2022, Authentic Brands made a note payable payment of $566.

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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require we pay certain expenses, such as common area maintenance (CAM) costs, real estate taxes and other executory costs, of which any fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our company-operated Outposts, and their related costs are recorded within General and administrative expenses on the statement of operations.

The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any material tenant improvement allowances received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

The components of lease costs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating leases costs	$259	$1,055
Short-term lease costs	123	149
Total lease costs	$382	$1,204

The following table includes supplemental information:

September 30,
2022
Weighted-average remaining operating lease term	9
Weighted-average operating lease discount rate	4.56%

Cash paid related to operating lease liabilities was $1,092 for the nine months ended September 30, 2022.

The total operating lease liability arising from ROU assets was $7,794 for the nine months ended September 30, 2022. This amount excludes the initial impact of adoption. See Note 2, Summary of Significant Accounting Policies, for additional information.

Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet. Finance leases were immaterial as of September 30, 2022.

Minimum future maturities of operating lease liabilities as of September 30, 2022 were as follows:

Remainder of 2022	$893
2023	5,830
2024	6,919
2025	6,867
2026	6,902
Thereafter	75,361
Total lease payments	102,772
Less imputed interest	(28,432)
Total	$74,340

As of September 30, 2022, we have entered into operating leases that have not yet commenced of $64,322, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

Previous Lease Guidance Disclosures

Rent expense for operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, was $113 and $563 for the three months and nine months ended September 30, 2021, respectively.

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

8.Earn-out Liability

At closing of the Business Combination, certain stockholders were entitled to receive up to 21,241,250 earn-out shares, in the form of Common Units of Authentic Brands and Class A Common Stock of the Company, if certain milestones were satisfied. A total of 50% of the earn-out shares were issuable ("First Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company's Class A Common Stock was $15.00 or greater for any 20 trading days within a period of 30 trading days prior to the fifth anniversary of the closing of the Business Combination. The remaining 50% of earn-out shares were issuable ("Second Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company’s Class A Common Stock was $20.00 or greater for any 20 trading days within a period of 30 trading days prior to the seventh anniversary of the closing of the Business Combination.

In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Class C Common Stock (as defined below) were exchanged for 694,062 shares of Class A Common Stock and 9,926,563 Restricted Common Units (as defined below) of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,563 shares of Class B Common Stock to the holders thereof.

In April 2022, the Second Tier Vesting Event occurred, as a result of which 694,063 shares of Class C Common Stock were exchanged for 694,063 shares of Class A Common Stock and 9,926,562 Restricted Common Units of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,562 shares of Class B Common Stock to the holders thereof.

The earn-out liabilities were initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of the each reporting period and vesting dates. The changes in fair value of the earn-out liabilities were recorded as Non-operating income (expense), net in the unaudited consolidated statement of operations.

The following table is a summary of the earn-out liability changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$218,678
Loss on change in fair value	171,098
First Tier Vesting Event	(172,372)
Loss on change in fair value	38,553
Second Tier Vesting Event	(255,957)
Balance as of September 30, 2022	$—

9.Warrant Liability

In connection with the Business Combination, the Company assumed from SilverBox 11,499,974 public warrants (the "Public Warrants") and 6,266,667 private placement warrants (the "Private Placement Warrants" and, together with the Public Warrants, the "Warrants"). Each Warrant entitled its holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to certain adjustments.

In May 2022, the Company redeemed all of its outstanding Warrants in accordance with the warrant agreement. During the redemption period, the holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.361 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price. In connection with the redemption, 11,396,726 Public Warrants and 6,266,667 Private Placement Warrants, representing approximately 99% of the Public Warrants and 100% of the Private Placement Warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 6,376,346 shares of Class A Common Stock. A total of 103,218 Public Warrants remained unexercised in May 2022 and such unexercised Public Warrants were redeemed for an aggregate redemption price of $10, representing a redemption price of $0.10 per Warrant. Following the redemption, the Company had no Warrants outstanding. In connection with the redemption, the Warrants ceased trading on the New York Stock Exchange and were delisted.

The Warrant liabilities were initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of the each reporting period. The changes in fair value of the Warrant liabilities were recorded as Non-operating income (expense), net in the unaudited consolidated statement of operations.

The following table is a summary of the Warrants changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$36,484
Loss on change in fair value	62,110
Gain on change in fair value	(5,435)
Warrant redemption	(93,159)
Balance as of September 30, 2022	$—

10.Stockholders’ Equity

In conjunction with the Business Combination, 18,769 class A common units and 73,890 class B common units of Authentic Brands (the holders thereof, the "Existing Members") were converted into an aggregate of 139,106,323 common units in Authentic Brands (the “Common Units”) and 19,853,125 restricted common units in Authentic Brands (the “Restricted Common Units”). The Existing Members also received 139,106,323 shares of Class B Common Stock of the Company.

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

A holder of Class B Common Stock may transfer or assign shares of Class B Common Stock only if such holder also simultaneously transfers an equal number of such holder’s Common Units in compliance with and as permitted by the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement").

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities and after the rights of holders of preferred stock, if any, have been satisfied, the holders of all outstanding shares of Class A Common Stock will be entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares held by each such stockholder.

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

Common Units that are redeemed for shares, are exchanged for a number of Class A Common Stock equal to the number of exchanged Common Units. Simultaneously, a number of Class B Common Stock held by the unitholder is surrendered equal to the number of Common Units being redeemed. For Common Units redeemed for cash, cash redemption may only be effected if a concurrent fundraising activity takes place by the Company.

Non-Controlling Interests

Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than BRC Inc. The Business Combination occurred on February 9, 2022. As a result, net loss for the nine months ended September 30, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through September 30, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively.

11.Series A Preferred Equity and Derivative Liability

In January 2022, the Company entered into the First Amendment to the Business Combination Agreement, which modified the terms of the Applicable Premium (as defined below) that was payable upon the redemption of the Series A preferred units prior to December 31, 2022. Under the amended terms, the Applicable Premium shall be allocated by the Company as follows: (i) if the Applicable Premium was payable to the former holders of Existing Company Preferred Units (as defined in the First Amendment), then the Company shall use all of the proceeds from the Applicable Premium to pay the Applicable Premium to the former holders of Existing Company Preferred Units on a pro rata basis; and (ii) if the Applicable Premium was not payable to the former holders of Existing Company Preferred Units, then (A) the Company shall issue the Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker Corp (each, as defined in the First Amendment)) on a pro rata basis, (B) BRC Inc. shall issue (1) a number of shares of Class B Common Stock equal to the number of Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker Corp) on a pro rata basis and (2) the Supplemental Pubco Class A Shares to the Blocker Corp Shareholders on a pro rata basis (each, as defined in the First Amendment), and (C) the Company shall release the Applicable Premium held in the Applicable Premium Account (as defined in the First Amendment) to the Company to make such funds available for use as general working capital funds.

For the purpose of determining whether the Applicable Premium shall be payable or not payable to the former holders of Existing Company Preferred Units, (x) the threshold of $1.25 billion equity value of the Company, as referenced in Section 8.13(b) of the Authentic Brands' Limited Liability Company Agreement, shall be determined using the 30-day volume-weighted average price calculated as of the later of the 30th day following the Closing Date and the date on which the Form S-1 Shelf (as defined in the Investor Rights Agreement) is declared effective by the SEC, and (y) in computing such threshold, the Common Unit Redemption Amount shall be added to the foregoing calculation of the Company’s equity value based upon the 30-day volume weighted average price.

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

The following table is a summary of the derivative liability changes in fair value and the reported balance:

Total
Initial fair value, as of February 9, 2022	$9,741
Loss on change in fair value	7,506
Gain on change in fair value	(5,172)
Applicable Premium vesting	(12,075)
Balance as of September 30, 2022	$—

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

As of September 30, 2022, total unrecognized equity-based compensation expense related to Incentive Units, stock options and RSUs to be recognized over a weighted average period of approximately 3 years was $12,753.

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

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A common shareholders for the nine months ended September 30, 2022, as presented on the unaudited consolidated statements of operations, represents only the period after the Business Combination to September 30, 2022.

The following table sets forth the computation of basic and diluted net loss per share are presented below:

	Three Months Ended September 30,	Period After Business Combination Through September 30,
	2022	2022
Numerator:
Net loss	$(16,102)	$(315,323)
Less: Net loss attributable to non-controlling interests	(12,059)	(238,663)
Net loss attributable to Class A Common Stock - basic	$(4,043)	$(76,660)

Denominator:
Weighted average shares of Class A Common Stock outstanding	53,013,720	49,843,715
Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.08)	$(1.54)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended September 30,	Period After Business Combination Through September 30,
	2022	2022
Stock options	720,010	720,010
Common Units	157,794,609	157,794,609
RSUs	666,076	666,076
Incentive Units	16,445	16,445
	159,197,140	159,197,140

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

Legal Disputes

We are currently involved, and from time to time, we may become involved, in legal proceedings relating to claims arising from the ordinary course of business and other events, including without limitation to legal proceedings relating to our deSPAC transaction. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

16.Subsequent Events

Subsequent to September 30, 2022, certain lots of the Company’s RTD products were determined not to meet the Company’s standards for flavor and texture, and the Company decided to voluntarily withdraw the related inventory from the market. As a result, we expect to issue credits of approximately $561 to affected customers and have recorded this as a reduction to revenue. In addition, the Company recorded $2,875 to cost of goods sold relating to replacing such customers’ products and the write off of affected inventory that was determined to no longer be salable. Because the conditions relating to the withdrawal existed for product that was produced as of September 30, 2022, the date of our consolidated balance sheet, these amounts were recorded in our consolidated financial statements as of such date. An additional $626 of product that was determined to not be salable was produced subsequent to September 30, 2022, and will be reflected as expense in the fourth quarter 2022.

In November 2022, Authentic Brands entered into a new senior credit facility, which includes a $65,000 revolving credit facility with a five year term (the "Senior Credit Facility"), in replacement of its existing credit facility. In connection with the entry into the Senior Credit Facility, Authentic Brands and its subsidiaries each granted a security interest in and liens upon substantially all of their assets in favor of the lender to secure obligations under the Senior Credit Facility. Additionally, prior to closing, Authentic Brands repaid the $14,000 outstanding under the existing credit facility.

The Company has completed an evaluation of all subsequent events through November 10, 2022 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements.

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

Overview

We are a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of nearly 2.2 million lifetime consumers, approximately 278,000 active Coffee Club subscribers, and approximately 12.8 million social media followers across our, our co-founders’, and key media personalities’ accounts as of September 30, 2022. At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active military, veterans, first responders, and those who love America.

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

We have historically experienced strong revenue growth. Revenue increased to $75.5 million and $207.7 million for the three and nine months ended September 30, 2022, respectively as compared to $60.1 million and $161.3 million for the three and nine months ended September 30, 2021, respectively, representing growth of 26% and 29% respectively. The growth was primarily driven by a significant expansion of our Wholesale and Outpost sales channels.

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

Trends

Certain trends affecting our business within the respective sales channels are as follows:

•DTC revenue growth has slightly declined as a result of our decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs. Consumer spending habits post-COVID-19 could have further negative impact on DTC revenue.
•Wholesale channel revenue has increased as we have added new customers and entered the FDM. We expect to see increased revenue within this channel as we increase investment to obtain new customers and expand in the FDM.
•Outpost channel revenue has increased as we have opened new stores during 2022. Revenue within this channel will increase as we continue to invest and open additional stores.

Components of Our Results of Operations

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment, shipping, and credit card fees.

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

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	Three Months Ended September 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Revenue, net	$75,494	$60,106	$15,388	26%
Cost of goods sold	51,549	36,043	15,506	43%
Gross profit	$23,945	$24,063	$(118)	—%
Gross margin (gross profit as % of revenue, net)	31.7%	40.0%
Total operating expenses	$39,563	$27,209	$12,354	45%

Revenue, net

Net revenue for the three months ended September 30, 2022 increased $15.4 million, or 26%, to $75.5 million as compared to $60.1 million for the corresponding period in 2021. This increase was primarily due to increases in Ready-to-Drink ("RTD") product sales in the Wholesale channel; entry into the Food-Drug-Mass (FDM) Wholesale channel for bagged coffee and rounds products; and additional stores in the Outpost channel in 2022 as compared to 2021.

DTC channel net revenue increased $0.6 million, or 2%, to $38.1 million for the three months ended September 30, 2022 as compared to $37.5 million for the corresponding period in 2021, primarily due to an increase in pricing on bagged coffee, partially offset by lower sales from non-subscription customers.

For the three months ended September 30, 2022, net revenue from our Wholesale channel increased $12.8 million, or 66%, to $32.2 million as compared to $19.5 million for the corresponding period in 2021. The largest increase came from the entry into FDM Wholesale channel with an initial load-in order. In addition, RTD product sales increased through national distributors and retail accounts with doors nearly doubling from 35,800 at September 30, 2021 to 70,400 at September 30, 2022.

For the three months ended September 30, 2022, net revenue for our Outpost channel increased $2.0 million, or 65%, to $5.2 million as compared to $3.1 million for the corresponding period in 2021. This was primarily due to an increase in the number of company-owned Outposts which increased to eleven Outposts as of September 30, 2022 as compared to four Outposts as of September 30, 2021. This increase was partially offset by lower revenue from existing Outposts for the three months ended September 30, 2022 as compared to the corresponding period in 2021.

Cost of goods sold

For the three months ended September 30, 2022, cost of goods sold increased $15.5 million, or 43%, to $51.5 million as compared to $36.0 million for the corresponding period in 2021. The increase was driven primarily by the increase in revenue and a $2.6 million write-off of RTD product. In addition, product costs increased due to cost increases in raw coffee beans and RTD. In addition, inflation negatively impacted shipping and fulfillment costs. Product mix shift also impacted margins, as RTD has higher product costs and lower gross margins as compared to bagged coffee. Gross margin decreased 830 basis points to 31.7% for the three months ended September 30, 2022 as compared to 40.0% for the corresponding period in 2021.

Operating expenses

Operating expenses for the three months ended September 30, 2022 increased $12.4 million, or 45%, to $39.6 million as compared to $27.2 million for the corresponding period in 2021.

Marketing and advertising expenses decreased $2.4 million, or 24%, to $7.4 million for the three months ended September 30, 2022 as compared to $9.8 million for the corresponding period in 2021, primarily due to strategic reductions on advertising that are associated with lower return, partially offset by expansion of partnerships. In addition, Marketing and advertising spend has been impacted by channel mix with the revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC. Salaries, wages and benefits increased $5.3 million, or 50%, to $15.8 million for the three months ended September 30, 2022 as compared to $10.5 million for the corresponding period in 2021. This increase was due to an increase in employee headcount to support our significant sales growth and investment in existing channels as we continue to build out additional revenue streams and expand product lines. In addition, general and administrative expenses increased $9.4 million, or 137%, to $16.3 million for the three months ended September 30, 2022 as compared to $6.9 million for the corresponding period in 2021. The increase is due to the additional support needed as we continue to build out additional revenue streams, expand product lines, and transition to and operate as a public company. Professional fees increased $4.8 million, or 204%, to $7.2 million for the three months ended September 30, 2022, as compared to $2.4 million for the corresponding period in 2021. The increase is primarily due to costs related to the planning and execution of our growth and productivity strategic initiatives.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Revenue, net	$207,695	$161,253	$46,442	29%
Cost of goods sold	137,981	96,245	41,736	43%
Gross profit	$69,714	$65,008	$4,706	7%
Gross margin (gross profit as % of revenue, net)	33.6%	40.3%
Total operating expenses	$118,015	$72,518	$45,497	63%

Revenue, net

Net revenue for the nine months ended September 30, 2022 increased $46.4 million, or 29%, to $207.7 million as compared to $161.3 million for the corresponding period in 2021. This increase was primarily due to increases in RTD product sales in the Wholesale channel; entry into the FDM Wholesale channel for bagged coffee and coffee rounds products; and additional stores in the Outpost channel in 2022 as compared to 2021.

DTC channel net revenue decreased $2.3 million, or 2%, to $113.4 million for the nine months ended September 30, 2022 as compared to $115.7 million for the corresponding period in 2021, primarily due to lower sales from non-subscription customers, partially offset by an increase in pricing on bagged coffee.

For the nine months ended September 30, 2022, net revenue from our Wholesale channel increased $39.6 million, or 102%, to $78.2 million as compared to $38.6 million for the corresponding period in 2021. The largest increase came from the entry into FDM Wholesale channel with an initial load-in order. In addition, RTD product sales through national distributors and retail accounts with doors nearly doubling from 35,800 at September 30, 2021 to 70,400 at September 30, 2022.

For the nine months ended September 30, 2022, net revenue for our Outpost channel increased $9.2 million, or 131%, to $16.1 million as compared to $7.0 million for the corresponding period in 2021. This was primarily due to an increase in the number of company-owned Outposts which increased to eleven Outposts as of September 30, 2022 as compared to four Outposts as of September 30, 2021.

Cost of goods sold

For the nine months ended September 30, 2022, cost of goods sold increased $41.7 million, or 43%, to $138.0 million as compared to $96.2 million for the corresponding period in 2021. The increase was driven primarily by the increase in revenue and a $2.6 million write-off of RTD product. In addition, product costs increased due to cost increases in raw coffee beans and RTD. In addition, inflation negatively impacted shipping and fulfillment costs. Product mix shift also impacted margins, as RTD has higher product costs and lower gross margins as compared to bagged coffee. Gross margin decreased 670 basis points to 33.6% for the nine months ended September 30, 2022 as compared to 40.3% for the nine months ended September 30, 2021.

Operating expenses

Operating expenses for the nine months ended September 30, 2022 increased $45.5 million, or 63%, to $118.0 million as compared to $72.5 million for the corresponding period in 2021.

Marketing and advertising expenses decreased $0.7 million, or 3%, to $24.6 million for the nine months ended September 30, 2022 as compared to $25.3 million for the corresponding period in 2021, primarily due to strategic reductions on advertising that are associated with lower return, partially offset by expansion of partnerships. In addition, Marketing and advertising spend has been impacted by channel mix with the revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC. Salaries, wages and benefits increased $17.7 million, or 59%, to $47.4 million for the nine months ended September 30, 2022 as compared to $29.8 million for the corresponding period in 2021. This increase was due to an increase in employee headcount to support our significant sales growth and investment in existing channels as we built out additional revenue streams and expanded products lines. In addition, general and administrative expenses increased $28.5 million, or 163%, to $46.0 million for the nine months ended September 30, 2022 as compared to $17.5 million for the corresponding period in 2021. The increase was due to the additional support needed to build out revenue streams, expand product lines and transition to and operate as a public company. Professional fees increased $17.5 million, or 285%, to $23.7 million for the nine months ended September 30, 2022, as compared to $6.1 million for the corresponding period in 2021. The increase is primarily due to costs related to the planning and execution of our growth and productivity strategic initiatives.

Components of Our Non-Operating Income (Expense)

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	Three Months Ended September 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Non-operating income (expense)
Interest expense	$(470)	$(845)	$375	44%
Other income (expense), net	57	(3)	60	(2000)%
Total non-operating expenses	$(413)	$(848)

Interest expense for the three months ended September 30, 2022 decreased $0.4 million, or 44%, to $0.5 million as compared to $0.8 million for the corresponding period in 2021. The decrease was related to the Company having lower interest rates on outstanding debt when compared to the 2021. The Company had higher debt balances in 2022 as compared to the prior year, however the weighted average interest rate in 2022 was lower than 2021. The weighted average interest rate on debt for the three months ended September 30, 2022 was 3.40% as compared to 3.60% in the corresponding period in 2021. The Company also had higher note payable balances in 2022 that carry a much lower interest rate as compared to other outstanding debt.

Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the three months ended September 30, 2022 as compared to the prior year was primarily due to a $0.1 million grant received in 2022 offset by recurring bank and credit card fees.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	($ in thousands)
	2022	2021	$ Change	% Change
Non-operating income (expense)
Interest expense	$(1,136)	$(1,590)	$454	29%
Other income (expense), net	350	(5)	355	7100%
Change in fair value of earn-out liability	(209,651)	—	(209,651)	—%
Change in fair value of warrant liability	(56,675)	—	(56,675)	—%
Change in fair value of derivative liability	(2,335)	—	(2,335)	—%
Total non-operating expenses	$(269,447)	$(1,595)

Interest expense for the nine months ended September 30, 2022 decreased $0.5 million, or 29%, to $1.1 million as compared to $1.6 million for the corresponding period in 2021. The decrease was related to the Company having lower interest rates on outstanding debt when compared to 2021. The Company had higher debt balances in 2022 as compared to the prior year, however, the weighted average interest rate in 2022 was lower than 2021. The weighted average interest rate on debt for the nine months ended September 30, 2022 was 3.30% as compared to 4.60% in the corresponding period in 2021. The Company also had higher note payable balances in 2022 that carry a much lower interest rate as compared to other outstanding debt.

Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the nine months ended September 30, 2022 as compared to the prior year was due to the receipt of a credit card rebate of $0.3 million and a $0.1 million grant in 2022 which was offset by recurring bank and credit card fees.

For the nine months ended September 30, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The losses recorded for the nine months ended September 30, 2022 each represent the following:

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

Liquidity and Capital Resources

Our principal use of cash is to support operational expenses associated with non-capitalizable costs, which largely consist of working capital requirements related to accounts receivable, inventories, accounts payable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment purchases, Outposts buildout and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of September 30, 2022, our cash and cash equivalents were $71.2 million, working capital of $82.7 million, and $21.0 million of available borrowings under our credit facilities. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

Credit Facilities and Promissory Note

The equipment financing loan is secured by the equipment financed and is at an interest rate of the BSBY plus 3.50%. As of September 30, 2022, the Company has available credit under the equipment financing loan and the retail facility of $5.9 million and $4.1 million, respectively.

Upon the closing of the Business Combination, the Company’s credit facility borrowings of $8.0 million were paid off.

In January 2022, the Company borrowed an additional $5.0 million under a promissory note. Upon closing of the Business Combination, the Company repaid $15.0 million outstanding on the promissory note and the promissory note was terminated.

In July 2022, the Company borrowed $14.0 million on the Authentic Brands' credit facility and the amount of borrowings available was $11.0 million as of September 30, 2022.

In August 2022, borrowings under the equipment financing loan of $4.0 million were converted into the Equipment Term Loan (the “Term Loan”). The Term Loan is secured by the equipment financed and matures in June 2029 bearing an interest rate of 6.88%.

In November 2022, Authentic Brands entered into a senior credit facility, which includes a $65.0 million revolving credit facility with a five year term (the "Senior Credit Facility"). Additionally, prior to closing, we repaid the $14.0 million outstanding under the Credit Facility. The Credit Facility was subsequently terminated.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(78,971)	$(10,654)
Investing activities	$(19,950)	$(11,755)
Financing activities	$151,798	$769

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.

Net cash used in operating activities was $79.0 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $10.7 million for the corresponding period in 2021. The total increase of $68.3 million in net cash used was primarily due to increases in accounts receivable and inventory, along with a decrease in accounts payable. These changes were partially offset by an increase in accrued liabilities for the period. For the nine months ended September 30, 2022, there was a net loss of $318.0 million partially offset by changes in fair value of the earn-out liability of $209.7 million and warrant liability of $56.7 million.

Investing Activities

Net cash used in investing activities was $20.0 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $11.8 million for the corresponding period in 2021. The $8.2 million increase in net cash used was primarily due to continued capital expenditure projects for our Outpost locations and roasting facilities.

Financing Activities

Net cash provided by financing activities was $151.8 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $0.8 million for the corresponding period in 2021. The $151.0 million increase in net cash from financing activities was primarily due to proceeds from the Business Combination, partially offset by redemption of Series A preferred units, redemption of Class A and Class B units in Authentic Brands, proceeds from issuance of long-term debt and repayment of long-term debt during the nine months ended September 30, 2022.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $21.1 million for 2022; $35.8 million for 2023; and $26.5 million for 2024.

Liabilities relating to operating leases that have commenced as of September 30, 2022 have been reported on the balance sheet as operating lease liabilities. As of September 30, 2022, we have entered into operating leases that have not yet commenced of $64.3 million, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 10 years to 20 years.

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

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our credit facility bears a variable interest rate based on the prime rate plus 1%. The equipment financing loan bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2022, $14.0 million of borrowings were outstanding on the credit facility and the amount of borrowings available was $11.0 million. As of September 30, 2022, we had $3.3 million outstanding on the equipment financing loan with available borrowings of $5.9 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates.

Inflation

Inflationary factors such as increases in the cost of our products, overhead costs and parcel freight costs have had an impact on our operating results. While we have begun to partially offset inflation and other changes in costs of essential operating resources by slightly increasing prices, along with more efficient purchasing practices and productivity improvements, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. There can be no assurance that future cost increases can be offset by increased prices or that increased prices will be fully absorbed by our customers without any resulting change to their purchasing patterns. In addition, there can be no assurance that we will generate overall revenue growth in an amount sufficient to offset inflationary or other cost pressures. The cost of constructing our Outposts is subject to inflation, which could increase the costs of labor and materials. An increasing rate of inflation in the future may have a material adverse effect on our ability to maintain current levels of gross profit and operating expenses, if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and accumulated and communicated to management, including our chief executive officer, co-chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer, co-chief executive officer and chief financial officer, have evaluated as of the end of the period covered by this report our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer, co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in our 2021 Form 10-K and Item 1A of our First Quarter 2022 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1	Offer letter, Grant Notice and Award Agreement, dated as of July 18, 2022, by and among BRC Inc. and Roland Smith (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filled with the SEC on August 11, 2022).

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
Chief Executive Officer and Director
(Co-Principal Executive Officer)

	By:	/s/ Gregory J Iverson
Gregory J Iverson
November 10, 2022		Chief Financial Offer
(Principal Financial and Accounting Officer)