Form 10-K
period 2022-12-31
BRC Inc.
filed 2023-03-15
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-41275
___________________________________
BRC Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	87-3277812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1144 S. 500 W
Salt Lake City, UT 84101
(Address of principal executive office, zip code)
(801) 874-1189
Registrant's telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value as of June 30, 2022, of the registrant’s common stock held by non-affiliates based on the reported closing price on the New York Stock Exchange on such date was $269,812,228.
As of March 8, 2023, the registrant had (i) 58,378,857 shares of Class A Common Stock, and (ii) 153,181,442 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to BRC Inc.’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding the Company’s intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, the markets in which the Company operates as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on available current market material available as of the date of this Annual Report and management’s expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

•Competition and our ability to grow and manage growth sustainably and retain our key employees;

•Failure to achieve profitability;

•Negative publicity affecting our brand and reputation, or the reputation of key employees, which may adversely affect our operating results;

•Failure by us to maintain our message as a supportive member of the veteran and military communities and any other factors which may negatively affect the perception of our brand;

•Our limited operating history, which may make it difficult to successfully execute our strategic initiatives and accurately evaluate future risks and challenges;

•Failed marketing campaigns, which may cause us to incur costs without attracting new customers or realizing higher revenue;

•Failure to attract new customers or retain existing customers;

•Risks related to the use of social media platforms, including dependence on third-party platforms;

•Failure to provide high-quality customer experience to retail partners and end users, including as a result of production defaults or issues, including due to failures by one or more of our co-manufacturers, affecting the quality of our products, which may adversely affect our brand;

•Decrease in success of the Direct to Consumer (“DTC”) revenue channel;

•Loss of one or more of co-manufacturers, or delays, quality, or other production issues, including labor-related production issues at any of our co-manufacturers;

•Failure to effectively manage or distribute our products through our wholesale business partners;

•Failure by third parties involved in the supply chain of coffee, store supplies or merchandise to produce or deliver products, including as a result of ongoing supply chain disruptions, or our failure to effectively manage such third parties;

•Changes in the market for high-quality coffee beans and other commodities;

•Fluctuations in costs and availability of real estate, labor, raw materials, equipment, transportation or shipping;

•Loss of confidential data from customers and employees, which may subject us to litigation, liability or reputational damage;

•Failure to successfully compete with other producers and retailers of coffee;

•Failure to successfully open new Black Rifle Coffee shops (“Outposts”), including failure to timely proceed through permitting and other development processes, or the failure of any new or existing Outposts to generate sufficient sales;

•Failure to properly manage our rapid growth and relationships with various business partners;

•Failure to protect against software or hardware vulnerabilities;

•Failure to build brand recognition using our intellectual properties or otherwise;

•Shifts in consumer spending, lack of interest in new products or changes in brand perception upon evolving consumer preferences and tastes;

•Failure to adequately maintain food safety or quality and comply with food safety regulations;

•Failure to successfully integrate into new domestic and international markets;

•Risks related to leasing space subject to long-term non-cancelable leases and with respect to real property;

•Failure of our franchise partners to successfully manage their franchises;

•Failure to raise additional capital to develop the business;

•Risks related to supply chain disruptions;

•Risks related to unionization of employees;

•Failure to comply with federal state and local laws and regulations;

•Inability to maintain the listing of our Class A Common Stock on the New York Stock Exchange (“NYSE”); and

•Other risks and uncertainties indicated in this Annual Report, including those set forth under the section entitled “Risk Factors.”

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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, Risk Factors in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock and result in a loss of all or a portion of your investment.
Risks Related to Our Business

•Our brand, including quality of media content and active participation in the veteran community, and reputation are critical to our success, and any publicity, regardless of accuracy, that portrays us negatively could adversely impact operating results.
•Failure to maintain or enhance the value and reputation of our brand, including our support of the veteran community, could have a negative impact on our financial results.
•Our growth strategy depends on the successful execution of our strategic initiatives, and our limited operating history may make it difficult to accurately evaluate future risks and challenges.
•Our marketing programs may not be successful, resulting in harm to our financial results.
•Our new products or merchandise may not generate increased sales or profits.

•We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.
•We rely on our employees to provide a high-quality customer experience, and any failure on our behalf to cater to the consumer experience could harm the brand.
•Our current operations are dependent on the financial performance of our direct to consumer and Wholesale channels, and reliance on third party logistics, as well as other risks, could negatively impact our business.
•We rely on co-manufacturers to supply many of our products, including Ready-To-Drink (“RTD”), and a loss of one or more of these partners, or failure of these partners to fulfill their contractual obligations, could harm us.
•We strongly rely upon our Wholesale channel partners. If we cannot maintain good relationships with brokers and distributors, our Wholesale revenue channel may be harmed.
•We rely on a number of third parties in the supply chain of coffee, store supplies, or merchandise to produce or deliver our products, and failure by these third parties to efficiently operate could adversely impact us.
•Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.
•Our financial condition and results of operations are dependent upon consumer discretionary spending.
•We may not be able to compete successfully with other producers and retailers of coffee.
•Our growth strategy depends in part on opening new Outposts in existing and new markets. We may be unsuccessful in opening new Outposts or establishing new markets, which could adversely affect our growth.
•Our failure to manage our growth effectively could harm our business and operating results.
•We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services.
•If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
•We rely significantly on information technology and data to operate our business, including our supply chain and retail operations.
•If we or our franchise partners are unable to protect our customers’ and employees’ personal, financial, or other confidential data, or if our information technology systems are compromised, we could be exposed to data loss, litigation, liability and reputational damage.
•We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business.
•Our success is dependent upon evolving consumer preferences and tastes, and shifts in consumer spending, lack of interest in new products, or changes in brand perception can negatively affect consumer demand for our products.
•Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met. Any possible instances or reports, whether true or not, of food or beverage-borne illness could reduce our sales.
•We are subject to the risks associated with leasing space subject to long-term non-cancelable leases and with respect to real property that we ourself own.
•We rely in part on the success of our franchise partners, over whom we have limited control with respect to their operations.
•If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
•Disruptions at the regional bank in which we deposit our funds could have an adverse impact on our business and financial condition.
•Effects of inflation, including increase of overall cost structure, may have an adverse impact on our business, results of operations, financial position and liquidity.

Risks Related to People and Culture

•We depend on our founder, executive officers, and other key employees, and the loss of one or more of these individuals, or the inability to attract and retain suitable replacements, could harm our business.
•Changes in the availability of and the cost of labor could harm our business.
•Our unique workplace atmosphere may produce specific challenges.
•Unionization activities may disrupt our operations and affect our profitability.

Risks Related to Regulation and Litigation

•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
•We are subject to many federal, state, and local laws with which compliance is both costly and complex.
•We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading.
•We and our vendors collect, store, process, and use personal and payment information and other customer data, which subjects us to a variety of laws, regulations, and industry standards relating to data processing, protection, privacy, and security.
•We and our franchise partners are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate franchises.
•Our business is subject to the risk of class action lawsuits and other proceedings that are costly, divert management attention, and could result in our payment of substantial damages or settlement costs.
•Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.

•We are subject to laws and regulations that govern the display and provision of nutritional information of our products.
•We have incurred significant increased expenses and administrative burdens as a public company.

Risks Related to Our Corporate Structure

•The Tax Receivable Agreement with the Unitholders of Authentic Brands, LLC (“Authentic Brands”) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make could be substantial.
•We are a public benefit corporation and our focus on our public benefit purpose and our directors’ fiduciary duty to not only consider our stockholders’ interest may negatively impact our financial performance, expose us to increased risk of litigation, and make our acquisition more difficult.
•Certain anti-takeover provisions are included in our Amended and Restated Certificate of Incorporation and Bylaws, which may delay or discourage takeover attempts that stockholders may consider favorable.
•We are a “controlled company” and the interests of our controlling stockholders may differ from those of public stockholders.
•We are an emerging growth company.
•Our management has limited experience in operating a public company.
•We have no current plans to pay cash dividends.

Part I
Item 1. Business
When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.
Company Overview
Black Rifle Coffee Company is a veteran-controlled company that through its subsidiaries serves premium coffee, content and merchandise to active military, veterans, first responders, and those who love America. Our mission-driven brand is devoted to cause-related content that informs, inspires, entertains, and builds our community. We are committed to producing great coffee that consumers love, and high-quality merchandise that enables our community to showcase our brand. By consistently delivering exceptional products and content, we have built and retained a strong following of loyal customers throughout the United States.
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
We have experienced strong revenue growth since inception. Revenue increased to $301.3 million for the year ended December 31, 2022, from $233.1 million for the year ended December 31, 2021, and from $163.9 million for the year ended December 31, 2020, representing growth of 29.3% and 42.2% respectively. Growth in 2022 was primarily driven by expansion of our customer base, increasing Wholesale doors, and new Outpost openings. Our Ready-To-Drink line continues to be the fastest growing single serve RTD coffee across all channels of trade. Our entry into the Food, Drug and Mass (“FDM”) market in collaboration with Walmart unlocks significant incremental opportunity to build brand awareness and ensures customers can purchase our products in more places where they shop. We expect our entry into the FDM market will contribute significant incremental growth, revenue and brand awareness.
We are a digitally native brand that operates as one reportable segment. Our omnichannel distribution strategy has three key components: Direct to Consumer, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Wholesale channel includes products sold to an intermediary such as convenience, grocery, drug, and mass merchandise stores, who in turn sell those products to consumers. Wholesale channel sales comprise a broad array of our products, including our roasted bagged coffees and k-cups, our merchandise, and our RTD products. Our Wholesale customers include the FDM customer set, such as Walmart; specialty retail, such as Bass Pro; and convenience stores which primarily sell our RTD products, such as 7-Eleven. Our Outpost channel includes revenue from our Company-operated and franchised Black Rifle Coffee retail coffee shop locations. Revenue is driven primarily by our DTC channel which contributed to approximately 52.8%, 70.9% and 84.0% of our total revenue in 2022, 2021 and 2020, respectively.
To meet the increasing popularity of our RTD, rounds, and bagged coffee, we rely on co-manufacturers to provide us with a portion of our production capacity. Maintaining these relationships enable us to quickly scale the production of our products to meet consumer demands.
We have also expanded our Wholesale channel by adding a number of partnership programs, including partnerships with social media influencers and sports teams. Select influencers who partner with us to promote our products are awarded equity in our Company. In July, 2022, we announced a partnership with the Dallas Cowboys that includes product placement at AT&T Stadium.
Our Mission and Community
Our mission at BRCC is to serve premium coffee and content to active military, veterans, first responders, and those who love America. Our company began with a simple premise — to provide a quality product while giving back to the veteran, active military, and first responder communities through direct hiring, inspiring stories told through our media channels and charitable donations. As a business founded and led by combat veterans of the Global War on Terror, we are mission-driven: everything we do, every decision we make, is in service of our mission.
It begins with our people. At Black Rifle Coffee, our goal is to hire veterans and be the employer of choice for individuals seeking a post-military career. We aim to not just hire veterans, but also inspire veterans to become entrepreneurs and highlight for other businesses the benefits of hiring veterans. Today, veterans and veteran spouses comprise approximately half of our total employee base of over 900 people, including part-time and seasonal workers.
Black Rifle Coffee donated over $1.6 million of coffee to military and first responder units and through our affiliated 501(c)(3) non profit corporation, (“BRCC Fund”), we donated over $1.8 million in other donations to charitable organizations in 2022. Additionally, certain legacy holders of SilverBox Engaged Merger Corp I, a Delaware corporation ("SilverBox") and Authentic Brands, LLC, a Delaware limited liability company through which the Company conducts its business donated over 530,000 shares of Class A Common Stock to the BRCC Fund in 2022. The BRCC Fund focuses on veteran-related causes important to the Company, including education and job training for veterans and scholarships for family members of veterans killed or wounded in action.
Our mission-driven approach and brand values resonate with our consumers and allowed us to build a growing Black Rifle Coffee community. According to a Company survey, the top three reasons that customers purchase from Black Rifle Coffee are due to our support for the military and veterans, our great tasting coffee, and our brand’s alignment with their values. Our community is broad and reaches a diverse audience across geographies and demographics.
Our Business
BRCC is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2 million consumers through our DTC channel since inception, more than 270,000 active Coffee Club subscribers, and 13.1 million social media followers across Black Rifle Coffee’s, co-founders’, and key media personalities’ accounts as of December 31, 2022. Evan Hafer founded the Company in 2014 with a one-pound roaster in his garage, roasting, packaging, and shipping bagged coffee direct to consumers.
Today, Black Rifle Coffee operates out of facilities and offices in Salt Lake City, Utah; Manchester, Tennessee; and San Antonio, Texas, and offers over 20 varieties of roasted whole bean and ground coffee, plus our RTD, single-serve, and instant coffee. Our historical performance reflects the scale and growth of our Company.
At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, in-house produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. Merchandise and equipment sales as a percentage of revenue accounted for approximately 9.0% of DTC revenues for the years ended December 31, 2022 and 2021.
Our DTC platform has been the core of our business from day one starting with www.blackriflecoffee.com. It has enabled us to quickly become a large, recognizable, and fast-growing beverage brand in the United States, while also allowing us to better understand our consumers and their preferences.
We offer a subscription service, our Coffee Club, through which DTC consumers can receive ground, whole bean, single serve, instant, or RTD coffee shipped to their home or office as frequently as every fourteen days. As of December 31, 2022, our Coffee Club subscribers have grown to 270,000 over the past five years. We also sell coffee, apparel, and gear online for individual purchase on a non-subscription basis. Our DTC channel generated $159.0 million of sales for the year ended December 31, 2022, compared to $165.3 million over the corresponding period in 2021, representing a decrease of 3.8%. More than 72% of our 2022 DTC channel revenue came from recurring subscriptions.
Our Wholesale channel complements our DTC sales. In our Wholesale channel, we sell coffee, apparel, and gear through leading outdoor, DIY, and lifestyle retailers, including Bass Pro Shops, Scheels, and Ace Hardware, as well as specialty retailers. We also sell RTD coffee in leading convenience, grocery, FDM merchandise retailers, including Casey’s General Store, Circle K, Kum & Go, Speedway, 7-Eleven, Publix, HEB, Walmart, and Sam’s Club. Our Wholesale channel generated $119.4 million of sales for the year ended December 31, 2022, compared to $55.8 million over the corresponding period in 2021, representing an increase of 114.1%.
We also operate and franchise Outposts. We believe our Outposts redefine the typical coffee shop experience, offering consumers an immersive environment in which to enjoy a freshly brewed cup of high-quality coffee, stock up on Black Rifle Coffee merchandise and bagged coffee, and connect with members of the local community. We opened our first

Company-operated Outpost in 2020 in San Antonio, Texas. We are in the early stages of our nationwide growth, with twenty-six Outposts, of which fifteen were company-operated and eleven were franchised open across eight states, including Texas, Utah, Arizona, Tennessee, Georgia, Oklahoma, Florida and Virginia as of December 31, 2022. Our Outpost channel generated $22.9 million of sales for the year ended December 31, 2022, compared to $12.0 million over the corresponding period in 2021 representing an increase of 90.5%.
Product Supply
The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, but since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 68% of our bagged roasted coffee is roasted in-house and 100% is roasted in the United States. A licensed, Coffee Quality Institute-certified grader and former Green Beret leads cupping, grading, scoring, and sourcing of our coffees.
Competition
We are uniquely positioned to compete in the $45.0 billion coffee market across our at-home, RTD, and out-of-home coffee products and channels and against other high-growth consumer businesses. Competition in our markets is based on factors such as product quality, roasting methods, brand recognition, and technology. We believe that we have been able to compete successfully on the basis of our superior product, powerful media platform, emphasis on a mission-led lifestyle, a loyal customer base, and scalable omnichannel strategy with a strong subscriber base. We roast the majority of our coffee beans in-house, and we consider our roasting methods essential to the quality of our products. We believe that we serve a more attractive customer base than the broader coffee market, as our customers are more engaged with our brand. Our customers consistently buy our branded merchandise in addition to coffee, proudly wear Black Rifle Coffee apparel, display Black Rifle Coffee banners and decals and proactively recommend us to their friends, family, and others through social media and by word-of-mouth. We believe the emotional connection and brand advocacy of our consumers helps fuel our growth and grants us the opportunity to expand our product offering.
In the RTD category we compete against established, well-known brands like Monster, private-label brands like Orinoco, and high-growth food and beverage companies such as Celsius. The RTD and retort dairy businesses are highly competitive, with high barriers to entry, such as production and distribution.
In the out-of-home coffee category we compete against both well-known brands and also small local coffee shops. Longer-established out-of-home coffee competitors may have greater brand recognition, and have substantially greater financial, technological, roasting, sale, distribution, and other resources. However, our entry into the FDM market unlocks significant incremental opportunity to build brand awareness and ensures customers can purchase our products in more places where they shop. Our customers spend more than the typical coffee buyer on a per-purchase basis due to merchandise and bagged coffee sales. This drives an attractive average order value of approximately $12 to $13 at our Outposts.
Seasonality
Our business is subject to moderate seasonal fluctuations. The first quarter typically will experience lower revenues. In our DTC and Outpost revenue channels, we tend to have higher revenues and cash flow during the holiday season in the fourth quarter. Results for any quarter will not necessarily be indicative of the results for a full fiscal year.
Human Capital
We have built a strong and cohesive culture centered around our mission of serving coffee and content to active military, veterans, first responders, and those who love America. We are veteran-controlled, and approximately 50% of our employees are veterans or veteran spouses. Our goal is to maintain our current level of veteran hires as we expand our operations and further develop our Outpost model.
As of December 31, 2022, we employed 918 employees across locations in the United States. Of the 918 employees, 68 are focused on production, 479 are in marketing, operations or other administrative roles, and 371 are in roles at Outposts. In addition, we employ part-time and seasonal workers. We will continue to focus on hiring veterans and training our employees to provide the authentic Black Rifle Coffee Company experience in our Outpost locations.
Employee Wellness

We promote health, wellness, and safety through a variety of means which include, but are not limited to, onsite employee training modules, external support such as employee assistance programs and crisis counseling, and universal escalation procedures as it pertains to safety protocols.
Employee Development and Training
We believe that employee development and training is a shared relationship between the employee, their leadership team, and their HR business partner. As this is typically not a one-size fits all approach, training and development plans are unique to the employee and their overall business unit.
Total Rewards Package
Our Total Rewards Package is comprehensive in the fact that it addresses each milestone of the employee life cycle. Those rewards include but are not limited to medical, dental, vision, and voluntary coverages, as well as a variety of compensation rewards.
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
Government Regulations
We are subject to extensive federal, state, and local government regulation, including those relating to, among others, public health and safety, nutritional content labeling and disclosure requirements, food safety regulations, zoning and fire codes, and franchising. Failure to obtain or retain licenses and registrations or exemptions would adversely affect the operation of our Outposts and other properties. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, an Outpost shop in a particular area. The development and construction of additional Outposts will be subject to compliance with the applicable zoning, land use, and environmental regulations.
Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rules and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain financial information to prospective franchise partners in a number of states. Additionally, certain states require registration of the FDD with state authorities. Substantive state laws that regulate the franchise or franchise relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchise partner to designate sources of supply. We believe our FDD complies in all material aspects with both the FTC franchise rules and all applicable state laws regulating franchising in those states in which we have franchises.
We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters such as minimum wage, overtime, employment tax rates, workers compensation rates, citizenship requirements, and other working conditions. A significant number of our personnel are paid at rates related to the federal minimum wage. We are also subject to the Americans with Disabilities Act (“ADA”), which prohibits discrimination on the basis of a disability and public accommodations in employment, which may require us to design or modify our facilities to make reasonable accommodations for disabled persons.

See Item 1A. Risk Factors. Risks Related to Regulation and Litigation for further information.
Environmental
We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning land use and environmental factors could delay construction and increase development costs for new facilities.
Business Combination and Organizational Structure
On February 9, 2022, we consummated a business combination (the “Business Combination”) by which BRC Inc. became the parent company of Authentic Brands, pursuant to a business combination agreement dated November 21, 2021 and amended January 4, 2022 (the “Business Combination Agreement”). Authentic Brands is the direct parent of Black Rifle Coffee Company, a Delaware limited liability company (“BRCC LLC”).
Following the completion of the Business Combination, our organizational structure is what is commonly referred to as an umbrella partnership C corporation (or Up-C) structure. This organizational structure allows certain owners of Authentic Brands to retain their equity ownership in Authentic Brands, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Common Units and Restricted Units of Authentic Brands. Each continuing owner of Authentic Brands also holds a number of shares of Class B Common Stock in the Company equal to the number of Common Units held by such owner, which have no economic value, but which entitles the holder thereof to one vote per share at any meeting of our shareholders.
Available Information
We file annual, quarterly and current reports and other documents with the Securities and Exchange Commission (“SEC”) that are publicly available free of charge on the Investor Relations section of our website at www.blackriflecoffee.com/pages/investor-relations as soon as reasonably practicable after these materials are filed with or furnished to the SEC or at www.sec.gov. The information on our website (or any webpages referenced in this Annual Report) is not part of this or any other report we file with, or furnish to, the SEC.
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

Risks Related to Our Business

Our brand, including the quality of media content and active participation in the veteran community, is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition, and results of operations.

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

Our brand has been in the past, and may be in the future, associated with controversial actions of certain customers of ours. For example, we have occasionally received negative publicity from leading national media arising out of the presence of, among others, our logos and brands on apparel worn at certain publicized events, even when such individuals were otherwise unaffiliated with us. The negative publicity and our reaction and communication related to such events has in the past resulted in losses to our direct-to-consumer subscription service, the loss of investors, and the loss of Wholesale channel partners. There is no assurance that any such negative publicity will not occur again in the future and harm our brand and reputation, regardless of our involvement in the publicized events.

Moreover, information posted on social media platforms may be adverse to our interests and/or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. Our brand has been viewed as polarizing, and we may be subject to boycotts or other negative publicity by members of the public, investors, or other corporations who disagree with our mission or branding.

Furthermore, the negative impact of adverse publicity relating to one facility or retail coffee shop may extend far beyond the location involved, to affect some or all of our other Outposts, including our franchise partner Outposts. The risk of negative publicity is particularly great with respect to our franchise partner Outposts because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ Outposts may also significantly impact Company-operated Outposts. A similar risk exists with respect to wholesale retail partners if customers mistakenly associate third party issues with our operations.

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

Our content creation team often produces videos and other media depicting risky or dangerous activities, showcasing stunts and activities with firearms, skydiving, motorsports, handling of explosives, military vehicles, “extreme” sports, marksmanships, and other themes pursuing the lifestyle associated with our brand and sometimes involving certain of our employees and executive officers. While we take precautions to ensure the safety of all involved in creating this content, the activities carry an inherent risk that cannot be eliminated. If any individual were to suffer serious harm while involved with one of our productions, this could lead to negative publicity and harm to the brand and subject us to legal proceedings, for which we may not be adequately insured. See also “We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.”

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

Failure to maintain or enhance the value and reputation of our brand, including our support of the veteran community, could have a negative impact on our financial results.

We strongly believe that the authenticity of our brand and our mission is key to our customer affinity. Failure to maintain our brand or the authenticity of that brand, including quality of media content and active participation in the veteran community, could adversely impact our consumer resonance, brand perception, and financial performance.

Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our Outposts, or result in civil or criminal liability and can have a negative impact on our financial results. Most importantly, if our customers perceive that we have abandoned or decreased the priority of our mission and our authenticity, in particular with respect to our support of the veteran and military communities, we could lose significant portions of our customer base and experience substantial harm to our reputation and our operating results. Other such incidents that could adversely affect our business include actual or perceived breaches of privacy, contaminated products, employees or customers infected with communicable diseases such as COVID-19, product recalls, controversial actions of persons identified with the brand, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at our Outposts, or the use of customer data for general or direct marketing or other purposes.

If we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished. Additionally, if our in-house or contracted content creation platforms were to generate public controversy and a negative public response, this could result in a loss of existing customers, difficulty attracting new customers, loss of business partnerships, and other adverse effects on us.

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

We were founded as a digitally native coffee brand in 2014, and have expanded into a number of growth channels, including, but not limited to, merchandise sales, franchised and Company-operated retail locations, Wholesale retailers and RTD products. For example, we started both our RTD and retail coffee shop businesses in 2020, and sales through our Wholesale channel increased to $119.4 million in 2022 from $55.8 million in 2021. As several of these growth channels are still in the early stages of development, it may be difficult to anticipate risks, including, but not limited to, those associated with the following: revenue generation and key operating expenses; customer retention and acquisition; evolving or changing consumer preferences; product development and innovation; logistics and supply chain management; and all laws and regulations that may apply to each business line. Additionally, we have historically prioritized, and may in the future continue to prioritize, growth over profitability.

As part of our long-term strategy, we intend to grow our market share and revenue through various initiatives, including, but not limited to: continued growth of our direct to consumer sales through online channels; growth of our RTD and Wholesale channel including expansion of distribution channels, velocity growth, and product innovation; and growth of our Outpost business including opening new Company-operated and franchised Outposts, driving sales growth at existing Outpost locations, and developing new digital platforms such as digital ordering and loyalty programs for customers at our Outpost locations. If we are unable to execute our strategic initiatives, our growth may slow or stop, and our business, results of operations, and financial condition could be materially adversely affected.

Even if we are successful in growing the market share of new channels, those new channels could cannibalize the market share of our existing channels, resulting in lower growth than anticipated. For example, over the last few years we have added a significant number of Wholesale doors, including through our entry into the FDM market in collaboration with Walmart, and a portion of our customer base that previously purchased our products through our DTC channel now purchase our products through our retail partners. Depending on the terms of our arrangements with our retail partners, our margins may be lower on sales through the Wholesale channel as compared to the DTC channel. Conversely, more aggressive discounts, loyalty programs or online advertising for our DTC channel may result in our customers making more of their purchases through our DTC channel, but at a lower margin compared to our Wholesale and Outpost channels. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

We have already invested, and intend to further invest, significant resources to support the entry into and rapid growth of these and other new revenue channels. These investments have significantly reduced our short-term profitability. In addition to product development and innovation costs, we have incurred significant expense to expand the number of retailers carrying our products. We believe that these investments will support growth in our business lines and generally enhance the products we can provide to our consumers. However, there can be no guarantee that these investments will provide substantial improvement to our operations or profitability, and failure to recognize improvement from these investments would result in significant outlays of resources without realizing substantial benefits.

We have a limited operating history, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate may slow as our business matures.

We have a limited history of generating revenue, in particular with respect to our RTD products and our Outpost locations. As a result of our short operating history, we have limited financial data that can be used to evaluate our current business. Therefore, our historical revenue growth should not be considered indicative of our future performance. Estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections.

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

Attracting new end users, and retaining existing end users, is important to the success of our business. We incur costs and expend other resources in our marketing efforts on new products or merchandise and advertising campaigns to raise brand awareness and attract and retain customers. Our approach to marketing, advertising, and branding is often novel and some campaigns may be significantly more successful than others. If any initiatives do not succeed, we may incur expenses without the benefit of higher revenue.

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

Developing new products and introducing them into wholesale retailers, convenience stores, and our direct to consumer platforms is an expensive and time-consuming process. Not only are research and development expensive investments, there is also no guarantee that our co-manufacturing partners or distribution networks will fully cooperate in producing or promoting our new products. Launching new products at commercial convenience stores, for example, requires lead time. Long lead times may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. Launching a new product, or an existing product to new stores, may also require initial “free fills” of shelves, which increases the costs of introducing new products and could adversely impact our operating results if the new product is not successful.

We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.

Our in-house content creation platform represents a significant portion of our marketing. Our content creation team primarily uses third party social media platforms mentioned above to engage with customers. In addition to company accounts and accounts associated with key employees, such as our founder and co-founder, Evan Hafer and Mat Best, respectively, we rely on key non-employee influencers to drive online traffic and promote our brand. These relationships and agreements with non-employee influencers are often informal and cannot be closely controlled. Any actions or any public statements or social media posts about us or our products by non-employees that are contrary to our values, are critical of our brand, or create public controversy could negatively affect consumer perception of our brand and adversely affect our business. Furthermore, if non-employees cease publishing content supporting us on their social media platforms for any reason, our online presence may decrease and our operating results may suffer.

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

Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer returning. Those factors include customer service, convenience, taste, price, quality, location of our Outposts, and brand image. In addition to providing high quality products, we place a strong emphasis on supporting the veteran and military community and providing inspiring and entertaining media. Any failure to meet customer expectations concerning our veteran and military support by our retail coffee locations, managers, and other employees may result in negative customer experiences that adversely affect customer retention.

Our current operations are highly dependent on the financial performance of our DTC and Wholesale channels, and reliance on third party logistics, as well as other risks, could negatively impact our business.

Our financial performance is highly dependent on our DTC and Wholesale channels, with the DTC channel providing approximately 52.8% and 70.9% of our revenue in 2022 and 2021, respectively, and our Wholesale channel providing approximately 39.6% and 23.9% of our revenue in 2022 and 2021, respectively. If the DTC revenue trends continue to slow or decline or if the Wholesale channel revenue trends slow or decline, our other sources of revenues may be unable to make up any significant shortfall and our business and financial results could be adversely affected.

The DTC channel is more mature than our other channels, and as a result, has historically produced the majority of our profitability and cash flows. Our DTC channel grew at an accelerated rate during the COVID-19 pandemic as customers’ daily habits, including where they purchase and consume coffee, were affected. We experienced a decrease in revenue from our DTC channel in 2022 compared to 2021 as the effects of the COVID-19 pandemic have begun to subside. Revenue from our DTC channel may continue to decline as customers return to purchasing less coffee and other products online. Any significant slowdown or decline in our DTC business could result in reduced cash flows for funding expansion of our other business lines and initiatives.

Our business and revenue growth is dependent on our ability to continuously attract and retain subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models, any of which could result in additional costs. It is unknown how our subscribers will react to price increases or new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our subscriber relationships, then subscriber growth, subscriber engagement, and our business, financial condition, and operating results could be harmed.

Our DTC and Wholesale business’ success depends on third party logistics. We currently work with parties in the United States to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. If we continue to add third party logistics providers, require them to expand their fulfillment, distribution, or warehouse capabilities, expand to new locations, add products categories with different fulfillment requirements, or change the mix of products we sell, our logistics and distribution network will become increasingly complex and its operation will become more challenging for us and our third party logistics providers. Additionally, as part of our Wholesale channel model, we rely on a network of brokers and distributors to grow and manage our sales. These networks assist in expanding our brands reach and ensuring the efficient distribution of our products to our retail partners. If these networks, for any reason, cannot properly or efficiently support our products distribution, our operating results and business may suffer. The third party logistics providers and distribution networks that we rely upon could be interrupted by issues beyond our control, including, but not limited to, information technology problems, natural disasters, pandemics, government regulation, or supply chain issues. Any significant failure in our third party logistics providers to operate effectively could adversely affect our business. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to expand existing or secure new third party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and operating results may suffer.

Our business relies on co-manufacturers to supply our products, and loss of one or more of our co-manufacturers, or our failure to identify new co-manufacturers, could harm our business and impede our growth.

We rely on co-manufacturers to provide us with a portion of our production capacity, in particular with our RTD products. Our co-manufacturers have been integral in the development of these products, and we have recently in-housed the sales and marketing efforts concerning these products. Failure by us to maintain our relationship with these co-manufacturers or failure to successfully in-house our sales and marketing efforts for these products could adversely affect our operating results. The terms of our co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders, others commit us to purchases over a number of years. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. The terms of an anticipated long-term agreement with our broker are currently being negotiated in the context of historical arrangements, about which there are certain disagreements. Any dispute with our broker could result in litigation in the future. An adverse outcome to any such dispute could harm our business.

If, for any reason, our co-manufacturers cannot fulfill their obligations, or our contract with one or more of our co-manufacturers is terminated, or if our needs are less than we have contracted for, our business may suffer. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available in a timely manner and in the quantities required, that our quality control requirements will be met, that we will be able to utilize the product formulas or other intellectual property developed with the co-manufacturer, or that the commercial terms of a replacement will be favorable. If we fail to replace a co-manufacturer, we may be required to reduce our overall production, or increase our production by a smaller amount than forecasted, which could result in loss of sales and reputational harm. Further, an interruption in, or the loss or reduction of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, contamination, disease outbreaks, terrorism, natural disasters, regulatory restrictions, or any other reason, could delay, postpone, or reduce production of our products, which could have a material adverse effect on our business until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of high-quality co-manufacturers that can meet our pricing requirements and quality control standards. As we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. The loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer, or any failure to identify and engage co-manufacturers to increase production capacity, could delay or postpone the production of our products or reduce our overall production capacity, either of which could have a material adverse effect on our business, operating results, and financial condition.

We are currently party to a dispute with our prior broker for RTD products, primarily relating to the terms of the scope and duration of certain royalties.

We strongly rely upon our Wholesale channel partners. If we cannot maintain good relationships with brokers and distributors, our Wholesale revenue channel may be harmed.

Our wholesale relationships are important to our operations. We sell our coffee products, merchandise, and other products through outlets, dealers, and distributors, such as Bass Pro Shop, Scheels, Ace Hardware, and other retailers and sell our RTD products through various regional and national retailers, including Sam's Club, Walmart, 7-Eleven, and others. Certain wholesale locations may include significant signage and advertising for our brand, and we rely on these locations to effectively advertise and present our products. Our business could be adversely impacted if our Wholesale channel partners face declines in customer traffic, declines in consumer spending, litigation, temporary or sustained store closures, or other business disruptions, including but not limited to supply chain disruptions or inventory management issues. Our business could also be adversely impacted if we fail to grow sales of our RTD, coffee, and merchandise products through Wholesale channels, including flat or declining number of outlets and retailers offering our products, flat or declining sales velocity in these channels, and failure to expand through new retail partnerships and outlets selling our products or newly launched products. Further, the purchasing power of current or potential large Wholesale channel partners is significant, and they have the ability to command concessions, which have and may in the future reduce our profitability substantially and expose us to greater liability under the terms of our agreements with such partners. There can be no assurance that the distributors and retailers will purchase our products or provide our products with adequate levels of promotional and merchandising support. The need to make significant concessions to retain one or more such Wholesale channel partners or the failure to maintain or further develop these business relationships could result in harm to our business and results of operations.

Additionally, we may not be able to fully control the actions of our Wholesale channel partners. Unsatisfactory service or misconduct by our Wholesale channel partners, or their failure to comply with statutory or regulatory requirements, may harm our business or brand reputation. Unilateral decisions by our Wholesale channel partners to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products, or devote less resources to the sale of our products could also cause our business to suffer. Our Wholesale channel partners may also not fulfill their obligations under our agreements, adversely affecting our business.

Interruption of our supply chain of coffee, store supplies, or merchandise could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

We roast the majority of our self-produced coffee beans in-house at our Manchester, TN facility. We use co-manufacturers for certain outsourced coffee roasting. Additionally, we produce certain merchandise items in-house at our Salt Lake City, UT facility, where we also conduct a small portion of roasting. We also contract with other suppliers and manufacturers to procure supplies, equipment, and other materials and products. Any material interruption in our supply chain, such as material interruption of the supply of coffee beans, coffee machines and other restaurant equipment, merchandise, apparel, or packaging for our proprietary products could have a negative material impact on our business and our profitability. Disruptions could occur due to the casualty loss of any of our roasting plants, interruptions in service by our third party logistics service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, increased prices to postage and shipping, embargoes or customs restrictions, pandemics, social or labor unrest, weather or natural disasters, political disputes and military conflicts, or other potential incidents. Additionally, we rely on our domestic and international business partners to provide high quality products and to comply with applicable laws. If production at our Manchester, TN facility is disrupted, we do not have an auxiliary facility that could continue our roasting operations. We also do not have sufficient agreements in place with third parties to roast our coffee in the event that our Manchester, TN facility were to become inoperable. We are currently in the process of expanding our Manchester, TN facility, and failure to successfully implement that expansion could have a negative impact on our business.

Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.

The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean coffee beans and related coffee products. The high-quality coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.

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

We have entered into certain forward purchase contracts for coffee beans, which include fixed price arrangements with set time periods for market-based increases. By entering into these commercial contracts, we attempt to mitigate the adverse effects of unexpected market-price increases. For example, we agreed to rates in 2022 that are lower than the current future prices of green coffee beans. However, if future prices were to decline below our contracted prices, we are contractually obligated to pay the higher rates.

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

Our financial condition and results of operations are dependent upon consumer discretionary spending, and a number of economic or political conditions, largely outside our control, may adversely affect that spending and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations and key metrics may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our results of operations are subject to seasonal variations, and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and thus, may not fully reflect the underlying performance of our business. Fluctuations in results may negatively impact the value of our securities. Factors that may cause fluctuations in our results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below. Any one or more of the factors listed below or described elsewhere in this section could harm our business:

•fluctuations in the cost and availability of real estate, labor, raw materials, equipment, shipping;
•pricing pressure;

•consumer preferences, including those described above;
•money available to consumers for discretionary purchases, which may be affected by job losses, inflation, higher taxes, changes in federal economic policy, or other macroeconomic or political factors;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our business in such markets;
•especially in our large markets, labor discord or disruption, geopolitical events, social unrest, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home; and
•adverse outcomes of litigation.

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

The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, such as store location, delivery service, mobile ordering, and price. We face significant and increasing competition in all these areas in each of our channels and markets. If we cannot compete successfully with other entities in the market, we could lose customers and our revenue could decline. We expect competition in this market to continue to be intense as we compete on a variety of fronts, including, without limitation, anticipating and responding to changing consumer demands in a timely manner; establishing and maintaining favorable brand-name recognition;
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

Our growth strategy depends in part on opening new Outposts in existing and new markets. We may be unsuccessful in opening new Outposts or establishing new markets, which could adversely affect our growth.

As of December 31, 2022, we have twenty-six Outposts across eight states, of which fifteen were Company-operated and eleven were franchised. A component of our growth strategy is opening new Outposts and operating them on a profitable basis. We opened our first Company-operated Outpost in 2020, with the remainder opening in 2021 and 2022. We anticipate opening three additional company owned Outposts in 2023. Our ability to open new Outposts is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:

•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate an Outpost, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
•respond to unforeseen engineering or environmental problems with leased premises;
•avoid the impact of inclement weather, natural disasters and other calamities;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchise partners’ costs or ability to open new Outposts; and
•control construction and equipment cost increases for new Outposts and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.

There is no guarantee that a sufficient number of suitable sites for new Outposts will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new Outposts, or if existing franchise partners do not open new Outposts, or if planned openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.

As part of our medium term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new Outposts, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our Outposts in our existing markets, and we will need to build this recognition in new markets. Outposts we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing Outposts, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new Outposts.

Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new Outposts in areas where we have existing Outposts. The operating results and comparable Outpost sales could be adversely affected due to close proximity with our other Outposts and market saturation.

New Outposts, once opened, may not be profitable or may close, and the increases in average per Outpost revenue and comparable sales that we have experienced in the past may not be indicative of future results.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new Outpost openings, which is subject to a number of factors, many of which are outside of our control, including: landlord delays; associated pre-opening costs and operating inefficiencies; and changes in our geographic concentration due to the opening of new Outposts. We have typically incurred the most significant portion of pre-opening expenses associated with a given Outpost within the three months preceding the opening of the Outpost. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new Outposts commonly take three months or more to reach planned operating levels due to inefficiencies typically associated with new Outposts, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those Outposts. Accordingly, the volume and timing of new Outpost openings may have a material adverse impact on our profitability.

Although we target specified operating and financial metrics, new Outposts may never meet these targets or may take longer than anticipated to do so. Any new Outpost we open may never become profitable or achieve operating results similar to those of our existing Outposts, which could adversely affect our business, financial condition, or results of operations.

Some of our Outposts open with an initial start-up period of higher than normal sales volumes and related costs, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new Outposts stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our volume and comparable sales may not increase at the rates achieved over the past several years. Our ability to operate new Outposts profitably and increase average Outpost revenue and comparable Outpost sales will depend on many factors, some of which are beyond our control, including:

•consumer awareness and understanding of our brand;
•general economic conditions, which can affect Outpost traffic, local labor costs, and prices we pay for the products and other supplies we use;
•consumption patterns and beverage preferences that differ from region to region;
•changes in consumer preferences and discretionary spending;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•increases in prices for commodities, including coffee, milk, and flavored syrups;

•inefficiency in our labor costs as the staff gains experience;
•competition, either from our competitors in the beverage industry or our other Outposts;
•temporary and permanent site characteristics of new Outposts;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new Outposts do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average Outpost revenue could harm our business.

Our failure to manage our growth effectively could harm our business and operating results.

We have experienced rapid growth and increased demand for our products. The growth and expansion of our business and products may place a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and employees, which could harm our business. Failure to accurately forecast our results of operations and growth rate may also result in harm to our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new shop openings, or we may decide to close Outposts that we are unable to operate in a profitable manner.

We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various Outposts and maintaining our culture across multiple offices and Outposts. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and employees, particularly in new markets which may require significant capital expenditures.

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

These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Previously, one of our vendor’s technology systems was exploited, giving unauthorized access to certain of our customer data. The unauthorized third party who obtained this data then made certain statements online regarding our online vulnerabilities, but we promptly remedied these identified vulnerabilities. We have technology security initiatives in place to mitigate our risk to these vulnerabilities and do from time to time detect and prevent attempted disruptions, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.

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

If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.

Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks may adversely affect sales in our digital commerce business, as well as damage our reputation and brands.

We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any failure, inadequacy, compromise or interruption of that technology or data could lead to adverse consequences, including harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation and a loss of customers or sales.

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary confidential and sensitive data, including personal information, intellectual property, and trade secrets. We rely upon third parties (such as service providers) for our data processing-related activities.

We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. These information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems.

Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality.

Our work to integrate, secure and enhance these systems and related processes in our operations is ongoing and we will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our information technology systems and prevent cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors now engage in attacks.

We may be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.

The failure of these systems to operate effectively, including as a result of the threats described above as well as a result of natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks.

Our software or information technology systems, or that of third parties upon who we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access, to our systems.

We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If these systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal information collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services.

Additionally, We rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors, and consumers. Any interruption in information technology systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.

If we or our franchise partners are unable to protect our customers’ and employees’ personal, financial, or other confidential data, or if our information technology systems are compromised, we could be exposed to data loss, litigation, liability and reputational damage.

Our business requires the collection, transmission, and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. Our systems and technology are vulnerable to damage, disruption, or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, cyber-security attacks, computer viruses, power outages, and other failures or disruptions outside of our control. Furthermore, the information security and privacy requirements imposed by governmental regulation are increasingly demanding. A material breach of our or third parties’ information technology systems that results in authorized access, theft, use, or destruction of customer or employee confidential information could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from customers and employees, any of which could harm our business.

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

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, and other intellectual property, including our name and logos and the unique character and atmosphere of our Outposts. We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property.

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

In addition, most of our products contain caffeine and our RTD products and many of the beverages made at our Outposts contain sugar, dairy products, and other compounds, such as natural and artificial flavors, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to caffeine and other ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine, sugar, or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our products. A decrease in customer consumption as a result of these health concerns or negative publicity could significantly reduce the demand for our products and could harm our business.

Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met. Any possible instances or reports, whether true or not, of food or beverage-borne illness could reduce our sales.

Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our Outposts could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. Our products may also be subject to food recalls or other regulatory warnings promulgated by the U.S. Food and Drug Administration (“FDA”) or other regulatory bodies. For example, California’s Proposition 65 permits private enforcement against companies for allegedly failing to provide adequate health hazard warnings in the sale of certain products. We have previously received, and may receive in the future, notice of alleged violation threats of private enforcement.

We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, potentially giving rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our Company-operated or franchised Outposts could negatively affect sales at all our Outposts if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our Outposts. Additionally, even if food-borne illnesses were not identified at our Outposts, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.

We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, with respect to the real property that we own, owning real estate.

Our leases generally have initial terms of 15 years with renewal options in 5-year increments. Shop leases provide for a specified annual rent, with agreed increases (typically a 10.0% base rent increase per 5-year time period). Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities, which costs tend to increase each year. We generally cannot terminate these leases without incurring substantial costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future shop is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, or until the lease is either assigned by us to a third party, or the site is relet by the landlord. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Outposts in desirable locations. Also, because we sometimes purchase real property for various shop locations and for office, warehouse, and manufacturing facilities, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends, and supply or demand for the use of the Outposts, which may result from competition from similar restaurants in the area as well as strict, joint, and several liability for environmental contamination at or from the property, regardless of fault.

Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

As of December 31, 2022, approximately 42.3% of our Outposts were operated by our franchise partners. With respect to our franchise strategy, we anticipate this will be a diminishing portion of our Outpost growth over time. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.

We receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Outposts may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate Outposts in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified Outpost managers, employees, and other Outpost personnel or may not implement marketing programs and major initiatives such as Outpost remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.

Our franchise partners may not be able to secure adequate financing to open or continue operating our Outposts. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales and the impact on our profitability could be greater than the percentage decrease in these revenue streams.

While we are responsible for ensuring the success of our entire system of Outposts and for taking a longer term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our Outposts, which could harm our business even if we have a successful outcome in the dispute.

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

In addition, various state and federal laws govern our relationship with our franchise partners and our potential sale of a franchise. A franchise partner and/or a government agency may bring legal action against us based on the franchisee/

franchisor relationships that could result in the award of damages to franchise partners and/or the imposition of fines or other penalties against us.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

Our continuous growth and expansion has placed, and may continue to place, significant demands on our management and our operational and financial resources. In connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various Outposts and maintaining our culture across multiple offices and Outposts. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not always be available on acceptable terms or at all.

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

Disruptions at the regional bank in which we deposit our funds could have an adverse impact on our business and financial condition.
We hold substantially all of our deposits with a single regional bank and the bank also serves as the lender under our senior credit facility. We rely on our deposits with the bank and access to our senior credit facility to fund substantially all of our operations. Any disruption in the bank’s ability to process payments, maintain our deposits, or satisfy its obligations under our senior credit facility, would significantly disrupt our business and could materially affect our operations and financial performance. In addition, under the terms of our senior credit facility, we are required to maintain substantially all our deposits with the bank. As a result, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits over $250,000.
We may be adversely affected by the effects of inflation.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers was 6.5% as of December 31, 2022 and 7.0% as of December 31, 2021. Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher costs for the raw materials we use to operate our business, higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As inflation increases, keeping wages competitive and maintaining general operating expenses at their current levels may be difficult. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we may take could negatively impact our customer engagement, including our subscriber base, and decrease our market share, and certain of our competitors, particularly our larger, more established competitors, may manage inflationary pressures better than we are able.

Risks Related to People and Culture

We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends partly upon the continued services of our founder and co-founders, chief executive officer and co-chief executive officer, and other executive officers. We rely on our leadership team in the areas of marketing, sales, customer experience, and administration. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business.

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

Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care, and workers’ compensation insurance costs, which, in a business such as ours, are significant and expected to grow as our headcount expands. In particular, certain of our employees are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.

The successful operation of our business depends upon our franchise partners’ and our ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new Company-operated and franchised Outposts and adversely impact the operations and profitability of existing Outposts.

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

Our unique workplace atmosphere may produce specific challenges.

We have regularly articulated our goal to maintain current veteran hiring levels. Failure to meet this goal, or perception that we have strayed from this goal in our hiring practices, may adversely affect our employee relationships and our reputation towards our customers. Moreover, veterans generally experience mental health issues, such as post-traumatic stress disorder, at a higher rate than the average population, which could pose unique challenges in our workplace environment.

We maintain a policy of permitting employees and customers to carry firearms in the workplace and at our Outposts. While we have never experienced any significant acts of violence at any of our locations in the past, such policy creates certain inherent risks and any accidents related therewith may subject us to liability.

Unionization activities may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations, and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new Outposts in such markets could materially increase.

Risks Related to Regulation Litigation and Taxation

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings, some of which we may institute ourselves, and some of which we may be defending against. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the nature and amount of potential recoveries or losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes, gains or losses may differ materially from our assessments and estimates. We may also, from time to time, take certain positions in respect of contractual or other relationships with third parties which may result in a dispute, and, ultimately, litigation. We are not currently party to any material litigation.

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

Our industry is subject to extensive federal, state, and local laws and regulations, including those relating to the preparation and sale of food and beverages or consumption and those relating to building and zoning requirements. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits, and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing Outposts and delay or result in our decision to cancel the opening of new Outposts, which would adversely affect our business.

The development and operation of Outposts depends, to a significant extent, on the selection of suitable sites, which are subject to unique permitting, zoning, land use, environmental, traffic, and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards.

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

We are subject to compliance obligations of the Food Safety Modernization Acts (“FSMA”) and other regulations such as California’s Proposition 65. Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (“HACCP”) in our Outposts, many states have required restaurants to develop and implement HACCP, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business.

We are subject to the ADA, which, among other things, requires our Outposts to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our Outposts to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

In addition, our franchise activities are subject to laws enacted by a number of states and rules and regulations promulgated by the FTC. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements, and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our Outposts if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business (“Adverse Data Protection Impact”).

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

In the United States, these include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (“CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, which among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. To the extent applicable to our business and operations, the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These Data Protection Laws (such as the CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

We and our franchise partners are subject to extensive government regulation at the federal, state, and local government levels, including by the FTC and FDA. These include, but are not limited to, regulations relating to the preparation and sale of beverages, menu and product labeling requirements, zoning and building codes, franchising, land use, and employee, health, sanitation, and safety matters. We and our franchise partners are required to obtain and maintain a wide variety of governmental licenses, permits, and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new Outposts and thus could harm our business. Any such failure could also subject us to liability from our franchise partners.

Additionally, Congress has a legislation proposal in process that could shift more liability for franchise partner employment practices onto franchisers. The Protecting the Right to Organize Act would codify the Browning-Ferris decision that redefined joint employment to include a broader category of conduct by the franchisor, thereby increasing the possibility of us being held liable for our franchise partners’ employment practices.

Our business, like many other beverage and restaurant companies, is subject to the risk of class action lawsuits and other proceedings that are costly, divert management attention, and, if successful, could result in our payment of substantial damages or settlement costs.

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

Our customers may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our Outposts, including actions seeking damages resulting from food-borne illness or accidents in our Outposts. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The beverage and restaurant industry has also been subject to a growing number of claims that their menus and actions have led to the obesity of certain of their customers.

Occasionally, we and our franchise partners may become involved in disputes with neighbors, government officials, and landlords over the lines of cars attempting to visit our Outposts. These disputes could lead to the loss or changing of locations, changes to hours and operations, and costly litigation. If we are unable to reach agreement in future disputes or to alleviate pressure on certain Outposts by building additional Outposts or making operational changes, we may be required to close locations or alter operations at some locations. Lost sales and royalty payments caused by such closures or alterations, plus increased expenses from litigation, would harm our business.

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

We are subject to numerous statutory, regulatory, and legal requirements including with respect to accounting practices and principles. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance.

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

For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi- unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) establishes a uniform federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug, and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

Following the Business Combination, we have incurred significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

As a public company, we now face increased legal, accounting, administrative and other costs and expenses as a public company that BRCC did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities BRCC had not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers.

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

Risks Related to Our Corporate Structure

The Tax Receivable Agreement with the Unitholders of Authentic Brands requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make could be substantial.

In connection with the consummation of our initial public offering, we entered into a Tax Receivable Agreement with the Unitholders of Authentic Brands. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to such Unitholders of Authentic Brands equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Authentic Brands and an adjustment in the tax basis of the assets of Authentic Brands reflected in that proportionate share as a result of any future exchanges of Units held by the Unitholders of Authentic Brands for shares of our Class A common stock or cash, and (2) certain other tax benefits related to payments we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of Unit exchanges, and the resulting amounts we are likely to pay out to Unitholders of Authentic Brands pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the Unitholders of Authentic Brands under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Unitholders of Authentic Brands maintaining a continued ownership interest in Authentic Brands. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by the Unitholders of Authentic Brands, the amount of gain recognized by such Unitholders of Authentic Brands, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.

The amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax savings that it ultimately realizes.

Unless waived by the Agent under the Tax Receivable Agreement, where applicable, the Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we were to breach any of its material obligations under the Tax Receivable Agreement, if certain events relating to bankruptcy, insolvency or similar proceedings with respect to us were to occur, or if, at any time, we elect an early termination of the Tax Receivable Agreement (with the consent of a majority of its disinterested directors and of the Agent under the Tax Receivable Agreement), then the Tax Receivable Agreement will terminate and its obligations, or its successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become due and payable in a lump-sum amount representing the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement and may substantially exceed the actual tax savings that we will realize. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance its obligations under the Tax Receivable Agreement.

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

Additionally, while directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the PBC Purpose and the interests of other stakeholders affected by the Company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but are obligated, to consider the PBC Purpose and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of the PBC Purpose or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose. Therefore, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause the price of our stock to decline.

Our status as a public benefit corporation could make our acquisition, which may be beneficial to our stockholders, more difficult.

Our status as a public benefit corporation could make it more difficult for another party to obtain control of the Company. While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1986), and related cases, imposes upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. Our Board could reject a bid to acquire us in favor of pursuing the PBC Purpose, to the detriment of stockholders. Consideration of these competing interests would not preclude our Board from accepting a bid that maximizes short-term stockholder value. Rather, our Board could weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value, be in the best interests of those materially affected by our conduct and/or better promote the PBC Purpose and, if appropriate, could accept a bid that does not maximize the financial return to stockholders. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our capital stock, and deter potential acquirers of the Company, thereby reducing the likelihood that you would receive a premium for your stock in an acquisition.

Further, public benefit corporations may not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders committed to the public benefit can enforce this through derivative suits. By requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for our Board to reject a hostile bid, even where the takeover would maximize the financial return to stockholders.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder interests and the PBC Purpose, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation, if they, individually or collectively, own at least 2.0% of its outstanding capital stock or at least $2.0 million in market value, are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

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

Our only material assets are our direct and indirect interests in BRCC LLC, and we are accordingly dependent upon distributions from BRCC LLC to pay dividends and taxes and other expenses.

We are a holding company and have no material assets other than our managing member interest in Authentic Brands and direct and indirect limited liability company interests in BRCC LLC. We have no independent means of generating revenue. We intend to cause our subsidiaries (including Authentic Brands and BRCC LLC) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, we declare. The terms of any credit agreements or other borrowing arrangements we or our subsidiaries enter into in the future may impose restrictions on the ability to pay us dividends. To the extent that we need funds, and any of our direct or indirect subsidiaries are restricted from making such distributions under these debt agreements or applicable law or regulation, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Delaware law, the Charter and the Bylaws contain certain provisions, including anti- takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Charter, the Bylaws and Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, the Charter and Bylaws include provisions regarding:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
•the requirement that directors may only be removed from our Board for cause, upon the affirmative vote of the holders of at least 66-2/3% of the voting power of all of then outstanding shares of the voting stock, voting together as a single class;
•the requirement that a special meeting of stockholders may be called only by our Board, the chairman of our Board or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;
•the requirement for the affirmative vote of holders of (i) (a) at least 66-2/3%, in case of certain provisions or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Charter; and (ii) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

Pursuant to the Investor Rights Agreement that we have entered into at the consummation of the Business Combination (the “Closing”) on February 9, 2022 in connection with the Business Combination, we agreed to nominate two designees by Engaged Capital, LLC, a Delaware limited liability company and member of SilverBox Engaged Sponsor LLC, a Delaware limited liability company, (the “Sponsor”), and its affiliates (“Engaged Capital”) (on behalf of certain affiliates of Engaged Capital (the “Engaged Equityholders”)) and three designees by Evan Hafer (including himself) to serve on our Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in the Company and Authentic Brands held as of the Closing, without duplication. In addition, until the fifth anniversary of the Closing, the Sponsor, the Engaged Equityholders and certain other equityholders party to the Investor Rights Agreement have agreed to vote all of their voting stock with respect to election and removal of directors as directed by Evan Hafer. Separately, certain specific actions shall be approved by two-thirds of the directors then in office. As a result, Evan Hafer effectively controls a majority of the votes on director elections and removals. Accordingly, Evan Hafer is able to significantly influence the approval of actions requiring our Board’s approval through its voting power. Evan Hafer retains significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, Evan Hafer could influence whether acquisitions, dispositions and other change of control transactions are approved.

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

Our issuance of additional shares of our Class A Common Stock or other equity securities of equal or senior rank could have the following effects:

•your proportionate ownership interest in the Company will decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; or
•the market price of your shares of our Class A Common Stock may decline.

A significant portion of our shares of Class A Common Stock are available for immediate resale by certain existing shareholders and may be sold into the market in the future. Sales of our Class A Common Stock by our existing shareholders may cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

A significant portion of our outstanding shares of common stock are available for immediate resale under the Rule 144 exemption promulgated under the Securities Act (subject to applicable limitations) and/or an effective resale registration statement. The market price of shares of our Class A Common Stock could decline as a result of substantial sales of our Class A Common Stock by holders thereof, including Evan Hafer, or the perception in the market that holders of a large number of shares intend to sell their shares. Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time.

In addition, certain holders of our shares of common stock purchased their securities at different prices, some at prices significantly below the current trading price of such securities and some received their shares without any cash consideration. Such holders may potentially make a significant profit with the sale of their shares of common stock depending on the trading price of the Company’s common stock at the time of a sale and the purchase price of such common stock by such holders. While the selling holders may experience a positive rate of return based on the trading price of the Company’s common stock, the public holders of the Company’s common stock may not experience a similar rate of return on the common stock they purchased due to differences in the applicable purchase price and trading price.

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

We are subject to rules and regulations regarding our internal control over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls.
Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an emerging growth company.

We expect to incur costs to enhance our internal control environment in upcoming year. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Our founder, Evan Hafer, beneficially owns approximately 65% of the combined voting power of our voting securities. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•are not required to have a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our management has limited experience in operating a public company.

Certain of our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

The Company intends to retain future earnings, if any, for use in the Company’s business operations and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, stockholders must rely on their sales of Class A common stock after appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The material properties used by the Company in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations as follows:

Property Location	Approximate Size (sq. ft.)	Function	Owned/Leased
Salt Lake City, UT	30,295	HQ, Corporate and Manufacturing	Owned
San Antonio, TX	33,980	Corporate	Owned
Manchester, TN	65,000	Corporate and Manufacturing	Owned
As of December 31, 2022, the Company had fifteen Company-operated stores, most of which are leased. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
From time to time, we are and may become involved in legal proceedings relating to claims arising from the ordinary course of business as well as other matters. Except as described below, our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that the Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss a breach of contract claim. The Company believes that it has meritorious defenses to the claim asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Position(s) Held
Roland Smith	68	Executive Chairman, Director
Evan Hafer	45	Chief Executive Officer, Director
Mat Best	36	Chief Branding Officer
Tom Davin	65	Co-Chief Executive Officer, Director
Greg Iverson	47	Chief Financial Officer
Kristina Braendel (Smith)	58	Chief Accounting Officer
Toby Johnson	46	Chief Operations Officer
Andrew McCormick	37	General Counsel and Corporate Secretary
Heath Nielsen	55	Chief Retail Officer

Roland Smith is Executive Chairman of our Board, and has been a member of our Board since February 2022. Mr. Smith is currently Chairman of the Board of Jack’s Family Restaurants, Inc. and Director of Caliber Inc. He previously served as Chairman and Chief Executive Officer of Office Depot, Inc., a leading global provider of products, services, and solutions for every workplace, from November 2013 until February 2017. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011 and served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to September 2008, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to July 2011. He previously served as Chairman of the Board of 24 Hour Fitness USA, Inc. and Big Jack Holdings Corp., Director and Chairman of the Board of Carmike Cinemas, Inc., Director of The Wendy’s Company, Director of Wendy’s/Arby’s Group, Inc., and Director of Dunkin’ Brands Group, Inc.
Evan Hafer founded the Company in 2014 and has been Chief Executive Officer since its inception. He is a director and served as Chairman of the Board from our inception to July 2022. Prior to founding the Company, Mr. Hafer had fifteen years of service in the U.S. military and worked as a contractor for the CIA. As a member of the military, he served as a Green Beret with the 19th Special Forces Group and was deployed overseas multiple times. Mr. Hafer attended the University of Idaho and has been roasting coffee since 2006.
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
Greg Iverson has served as Chief Financial Officer of the Company since April 2020. Prior to that, Mr. Iverson was Chief Financial Officer of Overstock.com, Inc. from April 2018 to September 2019. Prior to joining Overstock, he served as Chief Financial Officer of Apollo Education Group, Inc. from October 2015 to March 2018 and as the Chief Accounting Officer and Treasurer from April 2007 to October 2015. He also served as the Director of Financial Reporting at US Airways Group, Inc. (subsequently acquired by American Airlines), and began his career in the audit and advisory practices of Arthur Andersen, LLP and Deloitte & Touche, LLP, in Phoenix, Arizona. Mr. Iverson graduated summa cum laude with a B.S. in accounting from the University of Idaho and is a certified public accountant.
Kristina Braendel (Smith) joined the Company in January 2023 as our Chief Accounting Officer. Prior to joining the Company, Ms. Braendel served as Chief Accounting Officer of Nexeo Solutions, LLC, which she joined in January 2012. Prior to that, she served as Global Controller at Belkin International, Inc. from April 2009 to November 2011. Prior to her time at Belkin, she served in multiple finance positions from 1995 to 2008 at The Walt Disney Company. Ms. Braendel graduated from Loyola University Maryland.
Toby Johnson has served as Chief Operating Officer of the Company since August 2021 after having served as a director on the Company’s Board from August 2020 to July 2021. Prior to joining the Company, Ms. Johnson served as Senior Vice President of Sales for the $4 billion Snacks Division of the Campbell Soup Company from July 2020 to August 2021. She began her business career in 2007 as a manufacturing director at a Frito-Lay plant for PepsiCo. Ms. Johnson spent thirteen years at PepsiCo holding various key leadership positions in sales, marketing, supply chain, and procurement, culminating as a Region Vice President of Frito-Lay from 2018 to 2020. Ms. Johnson is currently a member of the board of directors for Team Red, White & Blue and previously served on the Board of the USO Metropolitan NY for almost a decade. She also served for seven years as an officer in the U.S. Army, where she was an AH-64D Apache Longbow pilot. She deployed with the 3rd Infantry Division as part of the initial invasion in support of Operation Iraqi Freedom. Ms. Johnson graduated from the U.S. Military Academy at West Point and holds an MBA from Harvard Business School.

Andrew McCormick joined the Company as General Counsel and Corporate Secretary in September 2021. Prior to joining the Company, Mr. McCormick served as General Counsel and Corporate Secretary of Laird Superfood from February 2019 to September 2021. Mr. McCormick previously worked as a senior associate at Hogan Lovells US LLP from 2014 to 2019 and as an associate at Latham & Watkins (London), LLP from 2011 to 2013. In 2010, Mr. McCormick completed a civilian clerkship with US Army JAG in Seoul, South Korea. Mr. McCormick graduated from Hendrix College with a B.A. with distinction, and holds a J.D. from Columbia University and an LL.M. from the London School of Economics.
Heath Nielsen joined the Company as Chief Retail Officer in March 2022. Prior to joining the Company, Mr. Nielsen served as Chief Executive Officer of JustFoodForDogs from July 2020 to May 2021. Mr. Nielsen previously worked as a Senior Vice President of US Divisions Branded Solutions at Starbucks from 2010 to 2020 and as a Vice President of Operations and Corporate Officer for Northstar at Tahoe Booth Creek Resorts from 2004 to 2010. Prior to that, Mr. Nielsen worked as a Director of Store's US Business Operations for Sony from 1998 to 2004, as a Regional Director for Vail Resorts from 1995 to 1998, and as a General Manager and Market Manager for Old Navy from 1992 to 1995. Mr. Nielsen is a US Army veteran who served as a Sergeant with 10th Mountain Division from 1988 to 1994.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock began trading on the NYSE under the symbol “BRCC” on February 10, 2022, in connection with the Closing.
The Company's authorized capital stock consists of 2,802,500,000 shares, including 2,500,000,000 shares of Class A Common Stock, 300,000,000 shares of Class B Common Stock, 1,500,000 shares of Class C Common Stock, and 1,000,000 shares of Preferred Stock.
In May 2022, the Company redeemed all of its outstanding warrants in accordance with a warrant agreement between Continental Stock Transfer & Trust Company and SilverBox. Following the redemption, the Company has no warrants outstanding. In connection with the redemption, the warrants ceased trading on the NYSE and were delisted.
Holders
As of March 8, 2023, there were 100 holders of record of our Class A Common Stock, 68 holders of record of our Class B Common Stock and no holders of record of our Class C Common Stock and Preferred Stock. The number of record holders does not include persons who held our securities in nominee or “street name” form, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
It is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of the Board. Further, the ability of the Company to declare dividends may be limited by the terms of financing or other agreements entered into by it or its subsidiaries from time to time.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “we,” “us,” “our,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” “BRCC” and the “Company” in this section are to the business and operations of BRC Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the audited annual consolidated financial statements and related notes thereto included in Part II, Item 8, Financial Statements and

Supplementary Data in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause BRCC’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in Part I, Item 1A, Risk Factors in this Annual Report.

Overview
Black Rifle Coffee Company is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2 million consumers through our DTC channel since inception, more than 270,000 active Coffee Club subscribers, and 13.1 million social media followers across BRCC’s, co-founders’, and key media personalities’ accounts as of December 31, 2022. At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content, self-produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell Black Rifle Coffee-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active military, veterans, first responders, and those who love America.
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
We own two roasting facilities, one focused on large batch roasting and the other on small batch roasting. Our coffee beans are primarily roasted in-house and 100% in the United States to ensure consistency and quality of product. Our coffee beans are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.
We have experienced strong revenue growth since inception. Revenue increased to $301.3 million for the year ended December 31, 2022, from $233.1 million for the year ended December 31, 2021, representing growth of 29.3%. Growth in the year ended December 31, 2022, was primarily driven by significant increases in RTD product sales in the Wholesale channel, entry into the Food, Drug and Mass market in the Wholesale channel for bagged coffee and rounds products, and additional store openings in the Outpost channel.
We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels: Direct to Consumer, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Wholesale channel includes products sold to an intermediary such as grocery stores, who in turn sell those products to consumers, including the FDM customer set, such as Walmart, specialty retail, such as Bass Pro, and convenience stores which primarily sell our RTD products, such as 7-Eleven. Our Outpost channel includes revenue from our Company-operated and franchised Black Rifle Coffee retail coffee shop locations.
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
Key Factors Affecting Our Performance
Our Ability to Increase Brand Awareness
Our ability to promote and maintain brand awareness and loyalty is critical to our success. We believe we have created a highly efficient marketing strategy that provides us the ability to increase brand awareness and drive consumer interaction. Consumer appreciation of our brands is primarily reflected in the increase of our sales over the last few years. We expect to continue to develop and implement forward-looking brand strategies that leverage social media and employ targeted digital advertising to expand the reach of our brand.
Our Ability to Grow Our Customer Base in Our Outposts and Wholesale Channels
We are currently growing our customer base through our Outposts and Wholesale channels. We continue to grow our retail footprint through Company-owned and franchised Outposts. Our products are also sold through a growing number of physical retail channels. Wholesale customers include large national retailers, regional retailers, distributors, and dealers.
Our Ability to Acquire and Retain Customers at a Reasonable Cost
We believe our ability to consistently acquire and retain customers at a reasonable cost will be a key factor affecting our future performance. While we have a strong presence in major markets, we still have the opportunity to grow brand awareness, with less than 20% estimated aided awareness in any region of the country. To accomplish this goal, we intend to grow our brand awareness through various avenues such as national television and radio advertising, and through select sponsorship and partnership opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Google, and YouTube. Our digital capabilities provide a distinct advantage and enable us to form direct relationships with our customers and capture valuable customer data and insights. We utilize digital marketing tools to optimize our marketing initiatives and drive our brand reach.
Our Ability to Drive Repeat Usage of Our Products
We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.
Our Ability to Expand Our Product Line
Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added three high-caffeine, boldly-flavored 15-ounce SKUs and another 11-ounce SKU. Four of these SKUs have grown to become top-30 products in the RTD coffee category on a dollar to percent average cost value basis and can be found in more than 61,000 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality beans possible to deliver to our customers.
Our Ability to Manage Our Supply Chain
Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, but since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 68% of our bagged roasted coffee is roasted in-house and 100% is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, Edwin Parnell, leads cupping, grading, scoring, and sourcing of our coffees.
Components of Our Results of Operations
Revenue, net
We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns, as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.
Cost of Goods Sold
Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment, shipping, and credit card fees.

Operating Expenses
Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts, including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and stock-based compensation. Also included are other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.
Interest Expense
Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts and deferred financing costs. For the year ended December 31, 2021, interest expense also included the extinguishment of debt costs.
Income Tax Provision
The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. The Company reduces the carrying amounts of deferred tax assets (“DTAs”) by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the DTAs. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards the Company determines it is more likely than not that its deferred tax assets would not be realized.
In accordance with ASC 740, Income Taxes, the Company evaluates the technical merits of its income tax positions and establishes unrecognized income tax benefits for uncertain tax positions when deemed appropriate. The Company evaluates and accounts for uncertain tax positions using a two-step approach: Step 1. Recognition – occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step 2. Measurement – determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. See Note 15, Income Taxes for additional information.
Results of Operations
This discussion and analysis pertains to comparisons of material changes in the consolidated financial statements for the years ended December 31, 2022 and 2021. For the comparisons of the years ended December 31, 2021 and 2020, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021

Annual Report on Form 10-K. The following table represents the selected results of operations for BRCC for the periods indicated.

	Fiscal Year December 31,
	($ in thousands)
	2022	2021
Revenue, net	$301,313	$233,101
Cost of goods sold	202,134	143,414
Gross profit	99,179	89,687
Operating expenses
Marketing and advertising	38,169	36,358
Salaries, wages and benefits	64,286	38,746
General and administrative	64,486	26,162
Total operating expenses	166,941	101,266
Income (loss) from operations	(67,762)	(11,579)
Other income (expense)
Interest expense	(1,593)	(2,033)
Other income (expense), net	339	(55)
Change in fair value of earn-out liabilities	(209,651)	—
Change in fair value of warrant liabilities	(56,675)	—
Change in fair value of derivative liabilities	(2,335)	—
Total other expense, net	(269,915)	(2,088)
Earnings (loss) before income taxes	(337,677)	(13,667)
State income tax expense	367	178
Net income (loss)	$(338,044)	$(13,845)

Components of Our Operating Income (Expense)

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

	Fiscal Year December 31,
	($ in thousands)
	2022	2021	Change	%
Revenue, net	$301,313	$233,101	$68,212	29%
Cost of goods sold	202,134	143,414	58,720	41%
Gross profit	99,179	89,687	9,492	11%
Gross margin (gross profit as % of revenue, net)	32.9%	38.5%
Total operating (expenses)	$(166,941)	$(101,266)	65,675	65%
Revenue, net
Net revenue for the year ended December 31, 2022 increased $68.2 million, or 29.3%, to $301.3 million as compared to $233.1 million for the corresponding period in 2021.
The increase was primarily driven by new products sold, increased points of distribution in the Wholesale channel including entry into FDM, and the opening of new Company-owned Outposts, partially offset by a lower number of subscribers in the DTC channel.
For the year ended December 31, 2022, net revenue from our Wholesale channel increased $63.6 million, or 114.1%, to $119.4 million as compared to $55.8 million for the corresponding period in 2021. The Wholesale channel performance was primarily driven by entry into the FDM market and continued growth in our RTD product from increased points of distribution and new products available for sale.

For the year ended December 31, 2022, net revenue for our Outpost channel increased $10.9 million, or 90.5%, to $22.9 million as compared to $12.0 million for the corresponding period in 2021 primarily due to increased store openings in 2022. We opened a total of seven new Company-operated Outposts in Texas and Arizona in 2022. In addition, we added three franchise stores.
DTC channel net revenue decreased in aggregate by $6.3 million, or 3.8%, to $159.0 million for the year ended December 31, 2022 as compared to $165.3 million for the corresponding period in 2021 primarily due to a decrease in the number of customers as we strategically shifted advertising spend to other channels and areas with favorable returns. Customer retention held steady throughout the year.
Cost of goods sold
For the year ended December 31, 2022, cost of goods sold increased $58.7 million, or 40.9%, to $202.1 million as compared to $143.4 million over the corresponding period prior year. The increase was primarily driven by higher sales along with product mix shift, as RTD has higher product costs and lower margins as compared to bagged coffee. Gross margin decreased 560 basis points to 32.9% for the year ended December 31, 2022 as compared to 38.5% for the year ended December 31, 2021. Inflation has negatively impacted our costs for raw materials and finished goods, primarily in shipping, green coffee beans, and RTD product.
Operating expenses
Operating expenses for the year ended December 31, 2022 increased $65.7 million, or 64.9%, to $166.9 million as compared to $101.3 million for the corresponding period in 2021.
Salaries, wages and benefits increased $25.5 million, or 65.9%, to $64.3 million for the year ended December 31, 2022, compared to $38.7 million for the corresponding period in 2021. We increased employee headcount to respond to our significant sales growth and invested in existing channels as we built additional capabilities to add incremental revenue streams and expanded products lines, which resulted in higher salaries, wages and benefits. In addition, in 2022, we continued to strengthen our marketing and advertising capabilities, but focused our spend on areas and activities with higher returns. This resulted in increased marketing and advertising expenses of $1.8 million, or 5.0%, to $38.2 million for the year ended December 31, 2022, compared to $36.4 million for the corresponding period in 2021. In addition, General and Administrative expenses increased $38.3 million, or 146.5%, to $64.5 million for the year ended December 31, 2022 as compared to $26.2 million for the same period 2021. The increase is due to growth of corporate infrastructure primarily in information technology software, as well as, professional services to help facilitate the expansion of new and existing sales channels and product lines.

Components of Our Non-Operating Income (Expense)

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

	Fiscal Year December 31,
	($ in thousands)
	2022	2021	$ Change	% Change
Non-operating income (expense)
Interest expense	$(1,593)	$(2,033)	$440	22%
Other income (expense), net	339	(55)	394	716%
Change in fair value of earn-out liability	(209,651)	—	(209,651)	—
Change in fair value of warrant liability	(56,675)	—	(56,675)	—
Change in fair value of derivative liability	(2,335)	—	(2,335)	—
Total non-operating (expense)	$(269,915)	$(2,088)

Interest expense for the year ended December 31, 2022 decreased $0.4 million, or 21.6%, to $1.6 million as compared to $2.0 million for the corresponding period in 2021. The decrease was related to the Company having lower interest rates on outstanding debt when compared to 2021. The Company had higher debt balances in 2022 as compared to the prior year; however the weighted average interest rate in 2022 was lower than 2021. The weighted average interest rate on debt for the year ended December 31, 2022 was 3.5% as compared to 4.9% in the corresponding period in 2021.
Other income (expense), net consists of miscellaneous income (expense) items such as bank and credit card fees. The increase for the year ended December 31, 2022 as compared to the prior year was due to the receipt of a credit card rebate of $0.3 million and a $0.1 million grant in 2022 which was offset by recurring bank and credit card fees.
For the year ended December 31, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The losses were recorded for the year ended December 31, 2022, each representing the following:
•Upon the Closing on February 9, 2022, we recognized earn-out liabilities of $218.7 million as a result of certain stockholders being entitled to receive up to 21,241,250 earn-out shares, in the form of Common Units of Authentic Brands and Class A common stock of the Company, if certain milestones were satisfied. A total of 50.0% of the earn-out shares were issuable (“First Tier Vesting Event”), in the aggregate, if the volume weighted average trading price of our Class A Common Stock was $15.00 or greater for any 20 trading days within a period of 30 trading days prior to the fifth anniversary of the Closing. The remaining 50.0% of the earn-out shares were issuable (“Second Tier Vesting Event”), in the aggregate, if the volume weighted average trading price of our Class A Common Stock was $20.00 or greater for any 20 trading days within a period of 30 trading days prior to the seventh anniversary of the Closing. The First Tier Vesting Event occurred in March 2022, and as a result, we remeasured the respective liability to the fair value and recorded a realized loss of $60.0 million. The Second Tier Vesting Event occurred in April 2022, and as a result, we remeasured the respective liability to the fair value and recorded a realized loss of $149.6 million. The change in fair value of the earn-out liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to April 5, 2022.
•Upon the Closing on February 9, 2022, we recognized warrant liabilities of $36.5 million. In connection with the redemption of our public and private warrants in May 2022, the warrant liabilities were remeasured to the fair value and a realized loss of $56.7 million was recorded. The change in fair value of the warrant liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to May 4, 2022.
•Upon the Closing on February 9, 2022, we recognized a derivative liability of $9.7 million. In connection with the vesting applicable premium that was payable to unitholders of Authentic Brands in May 2022, the derivative liability was remeasured to the fair value and a realized loss of $2.3 million was recorded. The change in fair value of the derivative liability was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to May 4, 2022.
Income Tax Provision

	Fiscal Year December 31,
	($ in thousands)
	2022	2021
Income tax expense	367	178
Effective income tax rate	0.11%	—
For further detail of income tax matters, see Note 15, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax expense was $0.4 million and $0.2 million for the year ended December 31, 2022 and 2021 respectively, representing effective tax rates of 0.11% and zero. In addition, the tax benefit for the year ended December 31, 2022 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.
Liquidity and Capital Resources
Our principal use of cash is to support the growth of our business including increasing working capital requirements related to inventories and, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, Outpost build outs and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of December 31, 2022, our cash and cash equivalents were $39.0 million, our working capital was $83.1 million, and we had $31.3 million of available borrowings under our credit facilities. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
Mortgages, Equipment Line, Revolving Line of Credit, and Notes Payable
In July 2020, we entered into mortgage loan agreements to refinance the purchase of buildings for a total of $5.5 million at an interest rate of 3.67% per annum. The loans are secured by the real property financed. The loans mature on July 29, 2025. The loans are payable in monthly installments of principal and interest commencing on August 29, 2020.
In April 2021, we entered into mortgage loan agreement to purchase a building for a total of $2.2 million at an interest rate of 3.60% per annum. The loan is secured by the real property financed. The loan matures on April 29, 2026. The loan is payable in monthly installments of principal and interest commencing on May 29, 2021.
In July 2020, we entered into an equipment financing agreement which provided a credit line totaling $3.3 million at an interest rate of Bloomberg Short Term Bank Yield Index (“BSBY”) plus 3.50% (the “Equipment Line”). The Equipment Line was amended in April 2021 to include additional availability of $10.0 million. Further, in July 2021, an additional $6.0 million was added to the availability of the Equipment Line. In September 2021, $2.0 million outstanding on the Equipment Line was converted to a 60-month term loan to be utilized for retail expansion (the “Retail Facility”). The Equipment Line is secured by the equipment financed.
In April 2021, we entered into a $10.0 million revolving line of credit agreement (the “Credit Facility”). The Credit Facility earned a floating interest rate calculated at the prime rate plus zero percent.
In November 2021, we entered into an amendment to increase the available line under the Credit Facility to $25.0 million. Interest only payments were due and payable in installments commencing November 30, 2021 and continue regularly until the entire amount outstanding is due on June 30, 2023.
In November 2022, Authentic Brands entered into a new senior credit facility, which includes a revolving credit facility of up to $65 million, subject to a borrowing base determined from eligible accounts receivable and inventory (the "Senior Credit Facility"). The Senior Credit Facility bears interest at the BSBY plus 2.25% and matures in November 2027. In connection with the entry into the Senior Credit Facility, Authentic Brands and its subsidiaries each granted a security interest in and liens upon substantially all of their assets in favor of the lender to secure obligations under the Senior Credit Facility. As of December 31, 2022, the balance of the Senior Credit Facility was $30 million and the amount of borrowings available was $21.2 million.
As of December 31, 2022, the Company has $3.5 million of outstanding note payable agreements with a weighted average interest rate of 1.14%. The notes are payable in annual installments scheduled to be paid in full in 2025.
The Company may, in the future, obtain additional credit facilities, increase the size of our existing credit facilities, or issue corporate debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and may be subject to such terms as the lender may require and management believes acceptable.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year December 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(116,190)	$(7,691)
Investing activities	$(30,404)	$(19,287)
Financing activities	$167,250	$9,680
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
Operating Activities
Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.
Net cash used in operating activities was $116.2 million for the year ended December 31, 2022, compared to net cash used by operating activities of $7.7 million for the year ended December 31, 2021. For the year ended December 31, 2022, the $108.5 million increase in cash used in operating activities was due to a net loss from operations of $338.0 million compared to net loss of $13.8 million for the same period in 2021. Total net loss was offset by changes in fair value of the earn-out liability of $209.7 million and warrant liability of $56.7 million. Additionally, there were increases in accounts receivable of $14.9 million and inventories of $56.3 million, offset by a decrease in accounts payable of $6.1 million and increase in accrued liabilities of $16.0 million.
Investing Activities
Net cash used in investing activities was $30.4 million for the year ended December 31, 2022, compared to net cash used in investing activities of $19.3 million for the year ended December 31, 2021. The $11.1 million increase in net cash used was primarily due to continued spend on capital expenditure projects for our Outpost locations, roasting facilities, and software and other information technology investments.
Financing Activities
Net cash provided by financing activities was $167.3 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $9.7 million for the year ended December 31, 2021. The $157.6 million increase in net cash from financing activities was primarily due to cash provided by proceeds from the Business Combination of $338.0 million offset by net cash used in the distribution and redemption of Series A preferred equity of $127.9 million, payment of Business Combination costs of $31.6 million, redemption of Class A and Class B shares of $20.1 million, and redemption of incentive units of $3.6 million. Additionally, the Company received net cash proceeds of $51.3 million from issuance of long-term debt offset by cash used for repayment of long-term debt of $38.8 million during the year ended December 31, 2022 compared to net cash proceeds of $38.4 million from issuance of long-term debt offset by cash used for repayment of long-term debt of $20.1 million during the year ended December 31, 2021.
Commitments
During 2022, the Company entered into several purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate are anticipated to be approximately $44.6 million for 2023 and $26.5 million for 2024.
In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $2.3 million for 2023, $19.9 million for 2024 and $22.4 million for 2025.
In November 2021, the Company entered into a manufacturing and purchase agreement to purchase coffee product from a third-party supplier. The term remains in effect until December 31, 2023. The minimum purchase amount is based on quantity and will be approximately $8.8 million on an annual basis.
Liabilities relating to operating leases that have commenced as of December 31, 2022 have been reported on the balance sheet as operating lease liabilities. As of December 31, 2022, we have entered into operating leases that have not yet commenced of $66.8 million, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2024 with lease terms of 10 years to 20 years.
Capital Expenditures
Future capital requirements will vary materially from period to period and will depend on factors such as adding additional roasting capacity, expansion of our corporate and information technology infrastructure relating to growth initiatives and expansion and growth by opening additional company-operated Outposts. We currently expect to fund our material capital requirements with borrowings from our credit facilities, but we may also seek additional debt or equity financing.
Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
Our significant accounting estimates are discussed in more detail in Note 2 to our consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
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
Loyalty Rewards Program
We have a loyalty points rewards program (the “Loyalty Program”) that is primarily a spend-based program. Customers can earn 1% or 3% on purchases depending on whether the purchase is a subscription or non-subscription. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. Loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferable.
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
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Equity-based awards are mainly awarded to employees and members of our Board and measured at fair value at each grant date. We calculate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. We calculate the fair value of restricted stock units on the date of grant based on the closing price of our Class A Common Stock. We calculate the fair value of performance-based restricted stock units on the date of grant using the Monte Carlo pricing model. We recognize expense over the requisite service period for awards expected to vest using the straight-line method and recognize forfeitures as they occur. See Note 13, Equity-Based Compensation within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the accounting for stock-based awards.
Before the Business Combination, the Company engaged a third-party appraiser (the “Appraiser”) to assist management in estimating the fair value of the incentive units. The Appraiser considered all three valuation approaches to value the Company’s total equity: the income approach, market approach and cost approach but typically relied primarily on the income and market approaches. The Appraiser then weighed the selected approaches considering the reliability of each approach as of the grant date. Subsequently, the Appraiser allocated the total equity value to the classes of shares. Discounts for lack of marketability were considered based on the facts and circumstances of the class of shares at each grant date.
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
Interest Rate Risk
In order to maintain liquidity and fund certain business operations, our Senior Credit Facility bears a variable interest rate based on the BSBY plus 2.25%. The Equipment Line bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2022, we had $30 million outstanding on the Senior Credit Facility with available borrowings of $21.2 million. As of December 31, 2022, we had $3.3 million outstanding on the Equipment Line with available borrowings of $5.9 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense of approximately $1.7 million.
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

Item 8. Financial Statements and Supplementary Data
BRC Inc.
Audited Consolidated Financial Statements of BRC Inc. as of December 31, 2022 and 2021 and for the three years ended December 31, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BRC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRC Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Updated (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Antonio, Texas
March 15, 2023

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, except unit amounts)

	December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,990	$18,334
Accounts receivable, net	22,337	7,442
Inventories	77,183	20,872
Prepaid expenses and other current assets	6,783	6,377
Total current assets	145,293	53,025
Property and equipment, net	59,451	31,114
Operating lease, right-of-use asset	20,050	—
Identifiable intangibles, net	225	167
Other	315	2,776
Total assets	$225,334	$87,082
Liabilities and stockholders’ equity/members’ deficit
Current liabilities:
Accounts payable	$12,429	$17,387
Accrued liabilities	36,660	22,233
Deferred revenue and gift card liability	9,505	7,334
Current maturities of long-term debt, net	2,143	11,979
Current operating lease liability	1,360	—
Current maturities of finance lease obligations	95	85
Total current liabilities	62,192	59,018
Non-current liabilities:
Long-term debt, net	47,017	22,712
Finance lease obligations, net of current maturities	221	228
Operating lease liability	19,466	—
Other non-current liabilities	502	334
Total non-current liabilities	67,206	23,274
Total liabilities	129,398	82,292
Commitments and Contingencies (Note 18)
Series A preferred equity, less issuance costs (151,406 units authorized, issued and outstanding as of December 31, 2021)	—	154,281
Stockholders’ equity/members’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 57,661,274 shares issued and outstanding as of December 31, 2022	5	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 153,899,025 shares issued and outstanding as of December 31, 2022	16	—
Class C common stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of December 31, 2022	—	—
Additional paid in capital	129,508	—
Accumulated deficit	(103,733)	(19,996)
Members’ deficit (18,769 Class A units and 73,890 Class B units authorized, issued and outstanding as of December 31, 2021)	—	(129,495)
Total BRC Inc.’s stockholders’ equity/members’ deficit	25,796	(149,491)
Non-controlling interests	70,140	—
Total stockholders’ equity/members’ deficit	95,936	(149,491)
Total liabilities, Series A preferred, and stockholders' equity/members' deficit	$225,334	$87,082
See notes to consolidated financial statements.

BRC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands)

	Year Ended December 31
	2022	2021	2020
Revenue, net	$301,313	$233,101	$163,909
Cost of goods sold	202,134	143,414	94,500
Gross profit	99,179	89,687	69,409
Operating expenses:
Marketing and advertising	38,169	36,358	25,513
Salaries, wages and benefits	64,286	38,746	24,194
General and administrative	64,486	26,162	13,922
Total operating expenses	166,941	101,266	63,629
Operating income (loss)	(67,762)	(11,579)	5,780
Non-operating income (expenses):
Interest expense	(1,593)	(2,033)	(1,047)
Other income (expense), net	339	(55)	(227)
Change in fair value of earn-out liabilities	(209,651)	—	—
Change in fair value of warrant liabilities	(56,675)	—	—
Change in fair value of derivative liabilities	(2,335)	—	—
Total other expense, net	(269,915)	(2,088)	(1,274)
Earnings (loss) before income taxes	(337,677)	(13,667)	4,506
Income tax expense	367	178	185
Net income (loss)	$(338,044)	$(13,845)	$4,321
Less: Net loss attributable to non-controlling interest	(255,138)
Net loss attributable to BRC Inc.	$(82,906)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(1.62)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	51,246,632

(1)For the year ended December 31, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through December 31, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. For more information, refer to Note 16 - Net Loss per Share.

See notes to consolidated financial statements.

BRC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in Thousands, except for number of shares)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	$9,223	—	—	—	$—	$—	$—	$—	$(10,472)	$—	$(1,249)
Equity-based compensation	1,929	—	—	—	—	—	—	—	—	—	1,929
Non-employee equity-based compensation	1,384	—	—	—	—	—	—	—	—	—	1,384
Issuance of members units, net of issuance costs of $559	16,551	—	—	—	—	—	—	—	—	—	16,551
Series A preferred discount amortization	(870)	—	—	—	—	—	—	—	—	—	(870)
Repayment of notes receivable from members	56	—	—	—	—	—	—	—	—	—	56
Repurchase member units	(125,000)	—	—	—	—	—	—	—	—	—	(125,000)
Net income	—	—	—	—	—	—	—	—	4,321	—	4,321
Balance at December 31, 2020	$(96,727)	—	—	—	$—	$—	$—	$—	$(6,151)	$—	$(102,878)
Equity-based compensation	3,204	—	—	—	—	—	—	—	—	—	3,204
Non-employee equity-based compensation	1,492	—	—	—	—	—	—	—	—	—	1,492
Series A preferred discount amortization and equity distribution	(34,511)	—	—	—	—	—	—	—	—	—	(34,511)
Repurchase of member units	(2,953)	—	—	—	—	—	—	—	—	—	(2,953)
Net loss	—	—	—	—	—	—	—	—	(13,845)	—	(13,845)
Balance at December 31, 2021	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	(103)	(831)	(83,319)	52,931
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	820	—	3,217	4,037

Non-employee equity-based compensation after Business Combination	—	—	—	—	—	—	—	—	—	608	608
First Tier vesting event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Second Tier vesting event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable premium vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	5,880,733	(5,880,733)	—	—	—	—	1,128	—	(1,128)	—
Net loss after Business Combination	—	—	—	—	—	—	—	—	(80,215)	(255,138)	(335,353)
Balance at December 31, 2022	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31
	2022	2021	2020
Operating activities
Net income (loss)	$(338,044)	$(13,845)	$4,321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,383	2,895	1,375
Equity-based compensation	6,079	3,204	1,929
Non-employee equity-based compensation	849	1,492	1,384
Amortization of debt issuance costs	317	358	133
Loss on extinguishment of debt	—	726	—
Bad debt expense (recovery)	—	(51)	195
Loss from equity method investment	—	—	52
Loss on disposal of property and equipment	—	70	—
Change in fair value of warrant liabilities	209,651	—	—
Change in fair value of earn-out liabilities	56,675	—	—
Change in fair value of derivative liability	2,335	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,895)	(3,761)	(2,956)
Inventories	(56,311)	(4,831)	(10,897)
Prepaid expenses and other assets	(184)	(5,283)	(1,054)
Accounts payable	(6,146)	4,646	7,032
Accrued liabilities	15,986	3,636	6,717
Deferred revenue and gift card liability	2,171	2,719	3,315
Operating lease liability	776	—	—
Other liabilities	168	334	—
Net cash provided by (used in) operating activities	(116,190)	(7,691)	11,546
Investing activities
Purchases of property and equipment	(30,404)	(19,287)	(9,760)
Net cash used in investing activities	(30,404)	(19,287)	(9,760)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $279, $338 and $591 in 2022, 2021 and 2020, respectively	51,314	38,402	16,436
Repayment of long-term debt	(38,761)	(20,058)	(7,333)
Repayment of and restricted cash for capital lease obligations	—	(1,663)	(451)
Repurchase of member units	—	—	(125,000)
Repayment of notes receivable from members	—	—	56
Issuance of Series A preferred equity, net of cash paid for issuance costs of $4,897	—	—	145,103
Payment of Series A preferred dividends	—	(7,001)	—
Distribution and redemption of Series A preferred equity	(127,853)	—	—
Financing lease obligations	3	—	—
Proceeds from Business Combination, including PIPE investment	337,957	—	—
Payment of Business Combination costs	(31,638)	—	—
Redemption of Class A and Class B shares	(20,145)	—	—
Redemption of Incentive Units	(3,627)	—	—
Net cash provided by financing activities	167,250	9,680	28,811
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,656	(17,298)	30,597
Beginning cash, cash equivalents, and restricted cash	18,334	35,632	5,035
Ending cash, cash equivalents, and restricted cash	$38,990	$18,334	$35,632
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)

	Year Ended December 31
	2022	2021	2020
Non-cash operating activities
Accrued other assets	$—	$750	$—
Deferred transaction costs	$—	$1,214	$—
Recognition of right-of-use operating lease assets	$20,050	$—	$—
Non-cash investing and financing activities
Series A preferred equity exchange for PIPE shares	$26,203	$1,406	$—
Accrued Series A preferred equity distribution and related discount amortization	$5,390	$27,510	$870
Capital expenditures financed through credit facilities and capital leases	$—	$—	$6,430
Accrued capital expenditures	$2,279	$803	$140
Supplemental cash flow information
Cash paid for income taxes	$277	$147	$114
Cash paid for interest	$1,279	$719	$1,007
See notes to consolidated financial statements.

BRC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Unit/Share and per Unit/Share Amounts)
December 31, 2022
1.Organization and Nature of Business
BRC Inc., a Delaware public benefit corporation, previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 ( the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation, Authentic Brands LLC, a Delaware limited liability company, and certain other parties thereto. On February 9, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the “Closing”) for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.
BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and its subsidiaries which are consolidated in these financial statements. Authentic Brands, through its wholly-owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands.
Unless the context indicates otherwise, references to "the Company," "we," "us" and "our" refers to BRC Inc. and its consolidated subsidiaries following the Closing.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company has prepared the consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements reflect the financial position and operating results of the Company including wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
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
Authentic Brands was determined to be the predecessor entity to the Business Combination based on a number of considerations, including:
• Authentic Brands former management making up the majority of the management team of BRC Inc.;
• Authentic Brands former management nominating or representing the majority of BRC Inc.'s board of directors;
• Authentic Brands representing the majority of the continuing operations of BRC Inc.; and
• The chief executive officer of Authentic Brands having voting control of the combined company.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, liabilities for contingencies, equity-based compensation, estimates for sales returns and related allowance, loyalty rewards, and deferred revenue. Actual results could differ materially from those estimates.

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
1.Identification of the contract with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when or as a performance obligation is satisfied.
Sources and Timing of Revenue
The Company’s revenue is derived from product sales through its e-commerce websites and direct to businesses. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and, therefore, recognize revenue at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company’s estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.
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
Gift Cards
Gift cards are offered through the Company’s e-commerce websites through the form of an e-certificate. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in “Deferred revenue and gift card liability” on the consolidated balance sheets. Gift cards can be redeemed online and on the Company’s website. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in “Revenue, net” on the consolidated statements of operations. The Company recorded no breakage income for the years ended December 31, 2022, 2021 and 2020.
Loyalty Rewards Program
In August 2020, BRCC LLC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC’s customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are two levels in which customers can participate. Subscription customers (in the BRCC Coffee Club or subscribed to another subscription product type) are considered to be in the highest tier and earn 3.0% on purchases. Non-subscription customers earn 1.0% on purchases. In addition to earning points on purchases, customers can earn points through other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. The Company reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. BRCC loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferrable. A portion of rewards are expected to expire and not be redeemed and will be recognized as income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis. The Company recognized $1,033 and $368 of income related to expired rewards for the years ending December 31, 2022 and 2021, respectively, which was included in “Revenue, net” on the consolidated statement of operations.
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
The following table provides information about changes in our deferred revenue and gift card liability during the years ended December 31, 2022 and 2021:

January 1, 2021	$4,615
Increase from deferral of revenue	7,782
Decrease from revenue recognition	(5,063)
December 31, 2021	$7,334
Increase from deferral of revenue	7,426
Decrease from revenue recognition	(5,255)
December 31, 2022	$9,505
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
The following table disaggregates revenue by sales channel:

	December 31
	2022	2021	2020
Direct to Consumer	$159,022	$165,299	$137,724
Wholesale	119,360	55,761	23,351
Outpost	22,931	12,041	2,834
Total net sales	$301,313	$233,101	$163,909
Substantially all revenue is generated from customers located in the United States. One customer and their affiliate represents 12% of revenue for the year ended December 31, 2022. No customers for the years ended December 31, 2021 and 2020 exceeded 10% of revenue.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $942 and $199 as of December 31, 2022 and 2021, respectively, and included in accounts receivable.
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
Cash, and Cash Equivalents
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

Accounts Receivable
Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to some of its business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $156 and $112 as of December 31, 2022 and 2021, respectively.
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
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. No impairment loss was recognized for the years ended December 31, 2022, 2021 and 2020.
Leases
The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2026. The Company’s operating leases relate to roasting facilities in Tennessee and retail stores.
At the inception of each lease, the Company determines the appropriate classification for each lease as operating or finance. The Company has estimated that the lease term for retail stores is generally 10 to 15 years. Any initial direct costs are capitalized and amortized over the life of the lease.
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

Finance Leases
Property under finance leases is stated at the net present value of the related minimum lease payments at lease inception and amortized over the initial lease term.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach: Step 1. Recognition – occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step 2. Measurement – determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained.

Equity-Based Compensation
The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation (ASC 718). The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 13, Equity-Based Compensation.
Earnings per Share
Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average shares of Class A common shares outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A common stock. Diluted net loss per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. For more information, see Note 16, Net Loss Per Share.
Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which three customers accounted for 51.0% of total outstanding receivables as of December 31, 2022 and one customer accounted for 19.0% of total outstanding receivables as of December 31, 2021. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.
Marketing and Advertising Expenses
The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. We may also enter into marketing service agreements with third party production and content providers where we prepay for certain services or deliverables. Prepaid marketing and advertising expenses totaled $1,050 and $1,941 for the years ended December 31, 2022 and 2021, respectively.
Fair Value Measurements
The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Bloomberg Short-Term Bank Yield Index or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.
The Company uses any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
The Company follows the provisions of ASC 820, Fair Value Measurements (ASC 820) for non-financial assets and liabilities measured on a non-recurring basis.
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
Series A Redeemable Preferred Equity
The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights is the passage of time). The Series A preferred units had been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. For more information, see Note 12, Series A Redeemable Preferred Equity and Derivative Liability.
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
The new guidance had a material impact on our consolidated balance sheet; however, it did not have a material impact on our consolidated statement of operations. The most material impact was the recognition of right-of-use assets of $7,560, with corresponding lease liabilities of $7,689 relating to our operating leases. Existing deferred rent of approximately $129, previously recorded within other long-term liabilities, was recorded as an offset to our gross operating lease right-of-use assets. See Note 8, Leases, for further discussion regarding the adoption of this guidance.
The FASB issued a new credit loss standard that introduces a new credit loss methodology for estimating allowances for credit losses. The standard requires measurement and recognition of expected credit losses for financial assets held by the Company be recognized immediately over the remaining life of the financial assets. The estimate of expected losses is based on information about past and current economic conditions and reasonable forecasts of future economic conditions that affect financial assets deemed uncollectible. The new standard takes effect in fiscal years beginning after December 15, 2022 and upon adoption, we do not expect the new standard to have a material impact to the consolidated financial statements.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA introduces a 15% corporate alternative minimum tax ("CAMT") for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion, and a 1% excise tax on certain stock repurchases. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Company is evaluating the provisions of the new law and its potential impact but we do not expect the enactment of these provisions to have a material impact to the consolidated financial statements.
3.Product Sales and Marketing Services Agreement
The Company entered into a product sales and marketing services agreement (the “Agreement”) with a large retailer to sell select coffee products and merchandise items to the retailer to be sold in the retailer’s stores and website. The Agreement was effective January 28, 2020 and is to continue through April 2, 2025. After this initial term, the Agreement automatically renews for an additional two years until terminated in accordance with its terms.
The revenues associated to product sales to the retailer are recognized when control of the product passes to the retailer, typically at the date of delivery of the merchandise to the retailer and in an amount that reflects the expected consideration to be received in exchange for such goods. In addition to product sales, the Agreement provides a licensing agreement with the retailer and its suppliers. The licensing agreement provides the retailer and its suppliers license rights to the intellectual property of select BRCC brands. These license rights provide the retailer the ability to manufacture its own BRCC branded soft goods and hard goods. License fees are recognized as the related purchases occur by the retailer. For the year ended December 31, 2022, the Company’s revenues related to the Agreement for product sales and license fees were $6,355 and $924, respectively. For the year ended December 31, 2021, the Company’s revenues related to the Agreement for product sales and licenses fees were $8,121 and $1,111, respectively.
As part of the Agreement, the Company entered into a marketing services agreement, which is effective through April 2, 2025. As part of the marketing services agreement, the Company granted 5,430 Class B common units in the Company which vest over a 30-month period from date of grant. The equity grant date is January 28, 2020, and total expense related to the equity award was $3,725.
In December 2021, the Agreement was amended to reduce the marketing service fees paid to the retailer over the term of the Agreement. The Company has accrued marketing expenses relating to the Agreement of $250 and $950 at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recognized marketing expenses of $1,849 and $1,606, respectively.
The following is the amended future minimum cash payments due to the retailer:

2023	$1,000
2024	1,000
2025	500
Total	$2,500
The marketing services agreement is a separate distinct service from the product supply agreement. The Company will expense the costs associated with the Agreement in accordance with applicable guidance related to similar transactions.

4.Inventories
Inventories consist of the following:

	December 31
	2022	2021
Coffee:
Unroasted	$4,867	$2,578
Finished Goods	15,365	6,681
Ready-to-Drink (raw materials)	16,610	—
Ready-to-Drink (finished goods)	33,413	3,727
Apparel and other merchandise	6,928	7,886
Inventories	$77,183	$20,872
5.Property and Equipment, Net and Other Assets
Property and equipment, net consists of the following:

	December 31
	2022	2021
Land	$3,245	$2,196
Buildings	651	—
Building and leasehold improvements	24,373	11,273
Computer equipment and software	6,071	3,474
Machinery and equipment	15,977	8,323
Vehicles	1,283	1,057
Furniture and Fixtures	1,804	961
Construction in progress	15,780	9,236
	69,184	36,520
Less: accumulated depreciation and amortization	(9,733)	(5,406)
Property and Equipment, net	$59,451	$31,114
The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	December 31
	2022	2021	2020
Cost of goods sold	$831	$773	$586
General and administrative	3,519	2,073	764
Total depreciation expense	$4,350	$2,846	$1,350

The total depreciation expense for internal use software included in the above table was $732, $798 and $138 for the years ended December 31, 2022, 2021 and 2020, respectively.
Substantially all long-lived assets are located in the United States.
Other Assets
In August 2021, the Company entered into an agreement with a related party, whereby the Company agreed to reimburse the related party for initial direct costs incurred totaling $1,000 for establishing retail coffee shop locations in the Phoenix, Arizona metropolitan area. After additional site evaluation in the fourth quarter 2021, the direct costs were subsequently written down to $571 as some locations will not be utilized.

In the fourth quarter of 2022, additional site evaluations were completed and an additional $331 was written off as the decision was made to not utilize certain sites. The remaining direct costs are included in Other assets for the respective Outposts and will be amortized over the life of the completed lease agreements.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31
	2022	2021
Accrued compensation and benefits	$7,393	$2,799
Accrued marketing	3,077	3,323
Accrued Series A preferred equity distribution	—	2,650
Accrued freight	2,153	1,912
Accrued sales taxes	1,179	1,364
Accrued inventory purchases	15,035	—
Credit card liabilities	888	4,759
Other accrued expenses	6,935	5,426
Total	$36,660	$22,233

7. Long-Term Debt
The Company’s long-term debt was as follows:

	December 31
	2022	2021
Mortgages	$7,102	$7,380
Equipment financing loan	3,336	5,067
Retail facility	1,768	1,904
Equipment term loan	3,814	—
Credit facility	—	8,000
Senior Credit Facility	30,000	—
Promissory note	—	10,000
Notes payable	3,540	2,779
Total principal	49,560	35,130
Less debt issuance costs	(400)	(439)
Long-term debt, net	$49,160	$34,691
Current maturities:
Current maturities of principal	$2,259	$12,273
Less current portion of debt issuance costs	(116)	(294)
Current maturities of long-term debt, net	$2,143	$11,979
Long-term debt:
Non-current principal	$47,301	$22,857
Less non-current portion of debt issuance costs	(284)	(145)
Long-term debt, net	$47,017	$22,712
Future contractual maturities of credit facilities and other debt as of December 31, 2022 are as follows:

Year ending December 31:
2023	$2,259
2024	2,885
2025	7,220
2026	3,542
Thereafter	33,654
$49,560
Debt Issuance Costs
The Company capitalizes fees associated with the origination of its credit facilities and other debt which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. The Company incurred debt issuance costs of $288 and $338 for the years ended December 31, 2022 and 2021, respectively. Amortization of the debt issuance costs for the years ended December 31, 2022, 2021 and 2020 was $317, $358 and $133, respectively, and are included in interest expense in the consolidated statements of operations.
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
Equipment Financing Loan
In July 2020, the Company entered into an equipment financing agreement which provided a credit line totaling $3,250 at an interest rate of Bloomberg Short Term Bank Yield Index plus 3.50%. The credit line is secured by the equipment financed.
In April 2021, the Company increased its equipment credit line by $10,000. Further, in July 2021, an additional $6,000 was added to the available credit on the equipment finance loan. In September 2021, $1,998 outstanding on the equipment credit line was converted to a 60-month term loan at an interest rate of 4.05% to be utilized for retail expansion (“Retail Facility”).
Equipment Term Loan
In August 2022, borrowings under the equipment financing loan of $4,043 were converted into the Equipment Term Loan (the “Term Loan”). The Term Loan is secured by the equipment financed and matures in June 2029 bearing an interest rate of 6.88%.
Credit Facility
In April 2021, the Company entered into a $10,000 revolving line of credit agreement (“Credit Facility”).
In November 2021, the Company entered into an amendment to increase the Credit Facility to $25,000. Interest only payments were due and payable in installments commencing November 30, 2021 and continue regularly until the entire amount outstanding is due on June 30, 2023. As of December 31, 2022, no amounts were outstanding under the Credit Facility.
Senior Credit Facility
In November 2022, Authentic Brands and certain of its subsidiaries entered into a new credit agreement with Regions Bank, which provides for a revolving credit facility of up to $65,000, subject to a borrowing base determined from eligible accounts receivable and inventory (the "Senior Credit Facility"). In connection with the entry into the Senior Credit Facility, Authentic Brands and certain of its subsidiaries each granted a security interest in and liens upon substantially all of their assets in favor of the lender to secure obligations under the Senior Credit Facility. As of December 31, 2022, Authentic Brands has available credit under the Senior Credit Facility of $21,194. The Senior Credit Facility bears a variable interest rate based on the BSBY plus an applicable margin of either (i) 2.25% if excess borrowing availability is less than or equal to fifty percent of borrowing base, or (ii) 2.00% if excess borrowing availability is greater than fifty percent of borrowing base and matures in November 2027.
The Senior Credit Facility contains customary representations and affirmative and negative covenants, including limitations on Authentic Brands’ and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Senior Credit Facility contains financial covenants requiring Authentic Brands to maintain (i) minimum liquidity (as defined in the credit agreement) of at least $15,000, and (ii) a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1:00 to 1:00, measured on a trailing 12-month basis beginning in March 2024 and for each month thereafter. At December 31, 2022, the Company was in compliance with such covenants. The Senior Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding amounts under the Senior Credit Facility may be accelerated and the lender may terminate is commitments thereunder.
Promissory Note
In November 2021, the Company entered into a revolving loan agreement to borrow an aggregate principal amount not to exceed $15,000 (the “Promissory Note”). The Promissory Note matured on June 30, 2022.
In January 2022, the Company borrowed $5,000 under the Promissory Note. In February 2022, Authentic Brands repaid the $15,000 outstanding on the Promissory Note and the Promissory Note was terminated.
Notes Payable Agreements
In May 2021, the Company entered into a note payable agreement for $365 at an interest rate of 1.07% per annum. The note matures on May 14, 2025. The loan is payable in four annual installments of principal commencing in May 2021. In May 2022, Authentic Brands fully repaid the note payable for $272.
In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units from former employees. The notes are payable in four annual installment payments. As of December 31, 2022, the outstanding balance on this note payable is $1,941.
In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. The note matures on January 14, 2026. The loan is payable in four annual installments of principal commencing on January 14, 2023.
Guaranty
In March 2022, BRC Inc. entered into a guaranty agreement to guaranty payment of all the Authentic Brands’ outstanding mortgage loans, the equipment financing loan, and the Retail Facility. That guaranty agreement was terminated in November 2022 in connection with the entry into the Senior Credit Facility.

8.    Leases
The majority of our leases are operating leases for our Company-operated Outposts. We also lease distribution and warehouse facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for underlying classes of assets.
We recognize a right-of-use (“ROU”) asset and lease liability for each operating lease with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
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
Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require we pay certain expenses, such as common area maintenance costs, real estate taxes and other executory costs, of which any fixed portion would be included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our Company-operated Outposts, and their related costs are recorded within General and administrative expenses on the statement of operations.

The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any material tenant improvement allowances reasonably certain to be received. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

The components of lease costs:

December 31,
2022
Operating leases costs	$1,579
Short-term lease costs	201
Total lease costs	$1,780

The following table includes supplemental information:

December 31,
2022
Weighted-average remaining operating lease term (in years)	9
Weighted-average operating lease discount rate	4.56%

Cash paid related to operating lease liabilities was $1,600 for the year ended December 31, 2022.
The total operating lease liability arising from ROU assets was $13,777 for the year ended December 31, 2022. This amount excludes the initial impact of adoption. See Note 2, Summary of Significant Accounting Policies, for additional information.
Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet. Finance leases were immaterial as of December 31, 2022.
Minimum future maturities of operating lease liabilities as of December 31, 2022 were as follows:

2023	$5,973
2024	7,363
2025	7,316
2026	7,352
Thereafter	81,718
Total lease payments	109,722
Less imputed interest	(30,330)
Total	$79,392

As of December 31, 2022, we have entered into operating leases that have not yet commenced of $66,843, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2024 with lease terms of 10 years to 20 years.
Previous Lease Guidance Disclosures
Rent expense for operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, was $1,224 and $820 for years ended December 31, 2021 and 2020 respectively.

The minimum future rental payments under non-cancelable operating leases and finance leases under the previous lease guidance as of December 31, 2022:

	Operating Leases	Finance Leases
Year ending December 31:
2022	$2,966	$106
2023	3,233	95
2024	3,381	102
2025	3,323	50
2026	3,358	4
Total minimum lease payments	$16,261	$357

Finance Leases:
Less amount representing interest		44
Present value of net minimum lease payments		313
Less current portion		85
Finance lease obligations, net of current maturities		$228

9.    Earn-out Liability
At the Closing, certain stockholders were entitled to receive up to 21,241,250 earn-out shares, in the form of Common Units of Authentic Brands and Class A Common Stock of the Company, if certain milestones were satisfied. A total of 50.0% of the earn-out shares were issuable ("First Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company's Class A Common Stock was $15.00 or greater for any 20 trading days within a period of 30 trading days prior to the fifth anniversary of the Closing. The remaining 50.0% of earn-out shares were issuable ("Second Tier Vesting Event"), in the aggregate, if the volume weighted average trading price of the Company’s Class A Common Stock was $20.00 or greater for any 20 trading days within a period of 30 trading days prior to the seventh anniversary of the Closing.
In March 2022, the First Tier Vesting Event occurred, as a result of which 694,062 shares of Class C Common Stock (as defined below) were exchanged for 694,062 shares of Class A Common Stock and 9,926,563 Restricted Common Units of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,563 shares of Class B Common Stock to the holders thereof.
In April 2022, the Second Tier Vesting Event occurred, as a result of which 694,063 shares of Class C Common Stock were exchanged for 694,063 shares of Class A Common Stock and 9,926,562 Restricted Common Units of Authentic Brands were converted into Common Units of Authentic Brands and BRC Inc. issued 9,926,562 shares of Class B Common Stock to the holders thereof.
The earn-out liabilities were initially measured at fair value at the Closing and subsequently remeasured at the end of each reporting period and vesting dates. The changes in fair value of the earn-out liabilities were recorded as Non-operating income (expense), net in the consolidated statement of operations.
The following table is a summary of the earn-out liability changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$218,678
Loss on change in fair value	171,098
First Tier Vesting Event	(172,372)
Loss on change in fair value	38,553
Second Tier Vesting Event	(255,957)
Balance as of December 31, 2022	$—

10.    Warrant Liability
In connection with the Business Combination, the Company assumed from SilverBox 11,499,974 public warrants and 6,266,667 private placement warrants. Each warrant entitled its holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to certain adjustments.
In May 2022, the Company redeemed all of its outstanding public and private placement warrants in accordance with a warrant agreement between Continental Stock Transfer & Trust Company and SilverBox (the “Warrant Agreement”). During the redemption period, the holders of warrants had the option to exercise warrants on a “cashless” basis to receive 0.361 shares of Class A Common Stock per warrant in lieu of receiving the redemption price. In connection with the redemption, 11,396,726 public warrants and 6,266,667 private placement warrants, representing approximately 99.0% of the public warrants and 100.0% of the private placement warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 6,376,346 shares of Class A Common Stock. A total of 103,218 public warrants remained unexercised in May 2022 and such unexercised public warrants were redeemed for an aggregate redemption price of $10.00, representing a redemption price of $0.10 per warrant. Following the redemption, the Company had no warrants outstanding. In connection with the redemption, the warrants ceased trading on the New York Stock Exchange and were delisted.
The warrant liabilities were initially measured at fair value at the Closing and subsequently remeasured at the end of each reporting period. The changes in fair value of the warrant liabilities were recorded as Non-operating income (expense), net in the consolidated statement of operations.
The following table is a summary of the warrants changes in fair value and the reported balances:

Total
Initial fair value, as of February 9, 2022	$36,484
Loss on change in fair value	62,110
Gain on change in fair value	(5,435)
Warrant redemption	(93,159)
Balance as of December 31, 2022	$—

11.    Stockholders’ Equity
In conjunction with the Business Combination on February 9, 2022, 18,769 class A common units and 73,890 class B common units of Authentic Brands (the holders thereof, the "Existing Members") were converted into an aggregate of 139,106,323 Common Units in Authentic Brands and 19,853,125 Restricted Common Units in Authentic Brands. The Existing Members also received 139,106,323 shares of Class B Common Stock of the Company.
Subsequent to the Business Combination, the Company's authorized capital stock consists of 2,802,500,000 shares including (i) 2,500,000,000 shares of Class A Common Stock, (ii) 300,000,000 shares of Class B Common Stock, (iii) 1,500,000 shares of Class C common stock, par value $0.0001 per share, and (iv) 1,000,000 shares of Preferred Stock, par value $0.0001 per share. The Class C Common Stock is divided into two series as follows: (a) 750,000 shares of Series C-1 Common Stock, par value $0.0001 per share; and (b) 750,000 shares of Series C-2 Common Stock, par value $0.0001 per share.
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
A holder of Class B Common Stock may transfer or assign shares of Class B Common Stock only if such holder also simultaneously transfers an equal number of such holder’s Common Units in compliance with and as permitted by the LLC Agreement.

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
Common Units that are redeemed for shares, are exchanged for a number of Class A Common Stock equal to the number of exchanged Common Units. Simultaneously, a number of Class B Common Stock held by the unit holder is surrendered equal to the number of Common Units being redeemed. For Common Units redeemed for cash, cash redemption may only be effected if a concurrent fundraising activity takes place by the Company.
Non-Controlling Interests
Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than BRC Inc. The Business Combination occurred on February 9, 2022. As a result, net loss for the year ended December 31, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through December 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands controlling and noncontrolling interests was 22.5% and 77.5%, respectively. As of December 31, 2022, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 27.3% and 72.7%, respectively.
12.    Series A Redeemable Preferred Equity and Derivative Liability
In January 2022, the Company entered into the First Amendment to the Business Combination Agreement, which modified the terms of the Applicable Premium (as defined below) that was payable upon the redemption of the Series A preferred units prior to December 31, 2022. Under the amended terms, the Applicable Premium shall be allocated by the Company as follows: (i) if the Applicable Premium was payable to the former holders of Existing Company Preferred Units (as defined in the First Amendment), then the Company shall use all of the proceeds from the Applicable Premium to pay the Applicable Premium to the former holders of Existing Company Preferred Units on a pro rata basis; and (ii) if the Applicable Premium was not payable to the former holders of Existing Company Preferred Units, then (A) the Company shall issue the Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker (each, as defined in the First Amendment)) on a pro rata basis, (B) BRC Inc. shall issue (1) a number of shares of Class B Common Stock equal to the number of Supplemental Company Common Units to the Existing Company Unitholders (other than Blocker) on a pro rata basis and (2) the Supplemental Pubco Class A Shares to the Blocker Shareholders on a pro rata basis (each, as defined in the First Amendment), and (C) the Company shall release the Applicable Premium held in the Applicable Premium Account (as defined in the First Amendment) to the Company to make such funds available for use as general working capital funds.
For the purpose of determining whether the Applicable Premium shall be payable or not payable to the former holders of Existing Company Preferred Units, (x) the threshold of $1,250,000 equity value of the Company, as referenced in Section 8.13(b) of the Authentic Brands' Limited Liability Company Agreement, shall be determined using the 30-day volume-weighted average price calculated as of the later of the 30th day following the Closing Date and the date on which the Form S-1 Shelf (as defined in the Investor Rights Agreement) is declared effective by the SEC, and (y) in computing such threshold, the Common Unit Redemption Amount shall be added to the foregoing calculation of the Company’s equity value based upon the 30-day volume weighted average price.
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

Based on our analysis, we determined that the amendment to the Applicable Premium resulted in multiple redemption features which require the payment of the Applicable Premium as part of the settlement amount to be bifurcated from the Series A preferred units and accounted for separately as a freestanding derivative. The guidance in ASC 815 requires that in instances where multiple embedded features are bifurcated from the host contract, the bifurcated features shall be combined into a single compound derivative. Accordingly, the Company recognized the compound derivative at fair value and adjusted the compound derivative to fair value at each reporting period. The compound derivative was subject to re-measurement at each balance sheet date until the settlement of the derivative occurred with any changes in fair value recognized in the Company’s consolidated statement of operations.
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
The following table is a summary of the derivative liability changes in fair value and the reported balance:

Total
Initial fair value, as of February 9, 2022	$9,741
Loss on change in fair value	7,506
Gain on change in fair value	(5,172)
Applicable Premium vesting	(12,075)
Balance as of December 31, 2022	$—
13.    Equity-Based Compensation
Authentic Brands maintained an equity incentive plan (the “Plan”) under which it may grant Incentive Units to employees or non-employee directors. The board has the authority to determine the terms and conditions of each grant. In connection with the Plan, 200,000 non-voting units have been authorized. These units may contain certain service and performance related vesting provisions. The Incentive Units are awarded to eligible employees and non-employee directors and entitle the grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board.
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
The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company did not change pricing models during the year, however, began to incorporate and consider the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan were established at grant date that must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date:

Expected dividend	—
Expected volatility	60% to 85%
Risk-free interest rate	0.13% to 2.53%
Expected life of incentive awards (in years)	1 to 5 years
Grant date performance and market threshold	$35,000 to $1,250,000
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
The following table summarizes the changes in the number of Incentive Units for the years ended December 31, 2022, 2021 and 2020:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and Outstanding at January 1, 2020	142,500	$38.10
Granted	49,119	95.27
Forfeited	(10,000)	15.40
Repurchased	(7,116)	447.15
Granted and Outstanding at December 31, 2020	174,503	$38.82
Granted	18,400	215.31
Forfeited	(10,709)	100.66
Repurchased	(6,202)	476.06
Granted and Outstanding at December 31, 2021	175,992	$38.09
Granted	850	215.31
Forfeited	(2,989)	174.19
Repurchased	(1,832)	97.57
Business Combination	(157,811)	56.54
Granted and Outstanding at December 31, 2022	14,210	$192.52
Vested at December 31, 2022	2,085	$209.12
As of December 31, 2022, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately 3 years was $2,268.
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
In connection with the Business Combination, BRC Inc. adopted the 2022 Omnibus Incentive Plan (“Omnibus Plan”), which replaced the Plan, and the 2022 Employee Stock Purchase Plan.
The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted in 2022:

Weighted average grant date fair value	$5.48
Expected dividend yield	—
Expected volatility	55%
Risk-free interest rate	2.40%
Options term (in years)	4.5
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
The following table summarizes information about stock options activities for 2022:

	Stock Options	Weighted Average Exercise Price
Granted on February 9, 2022	518,180	$10.00
Granted	362,720	9.49
Forfeited	(88,530)	10.00
Outstanding at December 31, 2022	792,370	$9.77
As of December 31, 2022, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately two years was $3,298.
The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over three years. The grant date fair values were based on the closing price of the Class A Common Stock of BRC Inc.
The following table summarizes information about the RSUs under the Omnibus Plan for 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted on May 2, 2022	400,775	$13.70
Granted	484,054	8.56
Forfeited	(51,875)	13.70
Vested	(9,125)	13.70
Nonvested at December 31, 2022	823,829	$10.68
As of December 31, 2022, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately 2 years was $6,788.
On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A common stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of December 31, 2022. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21
As of December 31, 2022, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately 4 years was $3,863.

14.    Defined Contribution Plan
The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $990, $587 and $300 for the years ended December 31, 2022, 2021 and 2020, respectively.

15.    Income Taxes
As described in Management's Discussion and Analysis, we completed a business combination on February 9th, 2022 and as a result, Authentic Brands became a subsidiary of BRC Inc. Authentic Brands is, and has been since the business combination, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. BRC Inc. did not engage in any operations prior to the business combination. This section describes the operations of the Company, operating under Authentic Brands prior to the Business Combination, and contains the financial results of Authentic Brands for the period before the Business Combination through December 31, 2021. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following the Company's initial public offering, BRC Inc. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss generated by the Company.
Net income (loss) before income taxes was $(337,677), $(13,667) and $4,506 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had an income tax expense of $367, $178 and $185 for the year ended December 31, 2022, 2021 and 2020, respectively.
The components of the provision for income tax (benefit) provision are as follows:

	December 31,
	2022	2021	2020
Current expense
Federal	$—	—	—
State	367	178	185
Total current expense	367	178	185
Deferred expense
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax (benefit) provision	$367	$178	$185

The Company recognized a tax expense of $367 on pre-tax book loss of $337,677. The Company has determined that its deferred tax assets require a full valuation allowance. As a result, the only tax expense recognized in the Company’s financials relate to state taxes at the Authentic Brands level.
Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate	Amount	Rate
Expected U.S. federal income taxes at statutory rate	$(70,912)	21.00%	$(2,870)	21.00%	$946	21.00%
State Taxes	(72)	0.02%	178	(1.30)%	185	4.10%
Effect of Business Combination	—	—	—	—	—	—
Loss attributable to non-controlling interests	54,050	(16.00)%	—	—	—	—
Valuation allowance	17,280	(5.12)%	—	—	—	—
Effect due to LLC flow-through structure	—	—	2,870	(21.00)%	(946)	(21.00)%
Other	21	(0.01)%	—	—	—	—
Income tax expense (benefit)	$367	(0.11)%	$178	(1.30)%	$185	4.10%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,	December 31,
	2022	2021	2020
Deferred tax assets:
Investment in partnership	$78,801	$—	$—
Net operating losses	5,212	—	—
Other	71	—	—
Total deferred tax assets before valuation allowance	84,084	—	—
Less: valuation allowance	(84,084)	—	—
Deferred tax assets - net of valuation allowance	—	—	—

Deferred tax liabilities:
	—	—	—
Total deferred tax liabilities	—	—	—
Deferred tax (liabilities) assets, net	$—	$—	$—
As of December 31, 2022 the Company had federal net operating loss carry forwards of $24,189. Federal losses can be carried forward indefinitely. The company also has losses in various states that will begin to expire in 2037.
We recognize DTAs to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. During the year ended December 31, 2022, management performed an assessment of the recoverability of DTAs. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its DTAs would not be realized and has recorded a full valuation allowance of $84,084 against its DTAs.
Tax Receivable Agreement
As part of the Business Combination, the Company entered into Tax Receivable Agreements with certain shareholders that requires the Company to pay to such shareholders approximately 85% of the tax savings the Company realizes as a result of (i) increases in tax basis in Authentic Brands’ assets resulting from the redemption of existing preferred units of Authentic Brands, (ii) increase in tax basis resulting from the redemption of Common Units for consideration paid pursuant to the Amended and Restated LLC Agreement of Authentic Brands, (iii) increases in tax basis resulting from future exchanges of Common Units for shares of the Company's stock or cash pursuant to the Amended and Restated LLC Agreement of Authentic Brands, (iv) pre-existing tax attributes of the Blocker as well as certain (v) other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to Unitholders of Authentic Brands pursuant to the Tax Receivable Agreement; however we estimate that such payments may be substantial. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by the Unitholders of Authentic Brands, the amount of gain recognized by such Unitholders of Authentic Brands, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
The Company has determined that it will record the Tax Receivable Agreement liability when probable and estimable. Given the uncertainty regarding the potential payments such that the timing is not fixed or determinable, any Tax Receivable Agreement liability will be recorded on an undiscounted basis consistent with general practice. The Company's Tax Receivable Agreement payments generally relate directly to DTAs that have been recorded in its financial statements subject to a full valuation allowance. These payments will relate to IRC §743(b) adjustments from the business combination, future exchanges, and Blocker basis. In addition, the Company will be required to make Tax Receivable Agreement payments for tax savings related to other tax attributes discussed above. In no circumstance, will the Company be required to make a Tax Receivable Agreement payment without a realized tax savings.
The Company has reviewed its DTAs and has determined that it is not more likely than not that it will be able to utilize them. Accordingly, it has established a full valuation allowance against its DTAs. In addition, Authentic Brands has 12 quarters of cumulative pre-tax losses adjusted for permanent items prior to consideration of any tax attributes covered by the Tax Receivable Agreement. The Company's only source of taxable income is Authentic Brands. As a result of the full valuation allowance against its DTAs, and Authentic Brands historic losses, the Company is not recording a Tax Receivable Agreement liability for the year ended December 31, 2022.
Uncertain Tax Positions
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The Company started filing tax returns for the year ended December 31, 2020 and subject to examination by taxing authorities for U.S. federal and state income tax purposes. The Company did not engage in any operations prior to the Business Combination. Authentic Brands is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Authentic Brands has filed income tax returns for years through December 31, 2021. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. The Company has reviewed the tax profile to assess and determine whether any new or existing uncertainties exist. Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2022.
Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.
No interest or penalties were recognized in the consolidated financial statements. To the extent we recognize interest expense and penalties related to income tax matters in the future, we will recognize the amounts in pre-tax income (loss) on our consolidated financial statements.

16.    Net Loss per Share
The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A common shareholders for the year ended December 31, 2022, as presented on the consolidated statements of operations, represents only the period after the Business Combination to December 31, 2022.
The following table sets forth the computation of basic and diluted net loss per share are presented below:

Period After Business Combination Through December 31,
2022
Numerator:
Net loss	$(335,352)
Less: Net loss attributable to non-controlling interests	(252,185)
Net loss attributable to Class A Common Stock - basic	$(83,167)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	51,246,632
Net loss per share attributable to Class A common stockholders, basic and diluted	$(1.62)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

December 31,
2022
Stock Options	792,370
Common Units	153,899,025
RSUs	823,829
PSUs	8,462,412
Incentive Units	14,210
Total units excluded from computation of diluted net loss per share	163,991,846

17.    Concentrations
The Company has significant suppliers and service providers that are important to its sourcing, roasting, manufacturing, and any related ongoing servicing of merchandise and content. Approximately 55.6% of the Company’s coffee purchases were generated from five vendors for the year ended December 31, 2022; 81.4% and 71.6% of the Company’s purchases were generated from four vendors for the years ended December 31, 2021 and 2020, respectively. The Company’s four main shipping vendors account for approximately 73.7%, 91.7% and 81.0% of total shipping expenses for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company’s primary fulfillment service provider accounted for 90.7%, 96.6% and 92.0% of total fulfillment costs for the years ended December 31, 2022, 2021 and 2020, respectively. Further, approximately 41.6% of the Company’s marketing expenses for the year ended December 31, 2022 were generated from seven vendors; 53.1% of the Company’s marketing expenses for the year ended December 31, 2021 were generated from five vendors; and 62.0% of the Company’s marketing expenses for the year ended December 31, 2020 were generated from four vendors. The Company does not have any long-term arrangements with these vendors or its other suppliers and service providers to guarantee availability of inventory, content, or services. The loss of the above vendors could have an impact on the operations of the Company until a suitable replacement could be engaged.

18.    Commitments and Contingencies
Purchase Agreements
During 2022, the Company entered into several purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $44,580 for 2023; $26,480 for 2024; and none for 2025.
In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $2,250 for 2023; $19,920 for 2024; and $22,410 for 2025.
In November 2021, the Company entered into a manufacturing and purchase agreement to purchase coffee product from a third-party supplier. The term remains in effect until December 31, 2023. The minimum purchase amount is based on quantity and will be approximately $8,800 on an annual basis.
Contingencies
The Company is the subject of various legal actions in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcomes of these proceedings cannot be predicted with certainty, the Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.
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
The Company has accrued $326 annually related to potential sales and other tax exposure as of December 31, 2022 and 2021, which is included in accrued liabilities on the accompanying consolidated balance sheets.
Legal
On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that the Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss a breach of contract claim. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the claim asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
19.    Subsequent Events
There have been no events subsequent to December 31, 2022 which would require accrual or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control protocols were designed to provide reasonable assurance to management that the preparation and presentation of our financial statements are in accordance with U.S. generally accepted accounting principles. These controls include (1) the maintenance of records in reasonable detail so as to accurately and fairly reflect the transactions of the Company, (2) reasonable assurance that transactions are recorded to permit the preparation of financial statements in accordance with GAAP, and (3) reasonable assurance unauthorized transactions that could have a material effect on our financial statements are timely detected or prevented.
Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2022 based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this report.
The remaining information required by this item is incorporated by reference to the “Proposal No. 1: Election of Class I Directors,” “Corporate Governance and Our Board Of Directors,” and “Delinquent Section 16(A) Reports” sections of the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the “Executive Compensation” section of the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the “Ownership of Our Common Stock” and “Equity Compensation Plan Information” sections of the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” sections of the 2023 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements - See Part II, Item 8, Financial Statements and Supplementary Data
(2) Financial Statement Schedules - None
(3) Exhibits

Exhibit	Description
2.1†
Business Combination Agreement, dated as of November 2, 2021, by and among SilverBox, the Company, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on November 10, 2021 with the SEC).

2.2	First Amendment to Business Combination Agreement, dated as of January 4, 2022, by and among SilverBox, the Company, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed on January 4, 2022 with the SEC).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.1*	Specimen Common Stock Certificate.

4.2*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.

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

10.5#	BRC Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.6#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.7#	BRC Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.8#	Form of Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 the Company’s Form S-8 filed on April 18, 2022 with the SEC).

10.9#	Employment Agreement, dated as of December 29, 2022 between Evan Hafer and Black Rifle Coffee Company LLC) incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.10#	Founder Stock Award Agreement, dated as of December 29, 2022, by and between BRC Inc. and Evan Hafer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.11#	Incentive Units Agreement, dated as of September 28, 2018, by and between Authentic Brands LLC and Evan Hafer (incorporated by reference to Exhibit 10.11 to the Company’s registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.12#	Employment Agreement, dated as of January 7, 2019, by and between Black Rifle Coffee Company LLC and Tom Davin (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.13#	Restricted Units Agreement, dated as of September 28, 2018, by and between Authentic Brands LLC and Tom Davin (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.14#	Offer letter, Grant Notice and Award Agreement, dated as of July 18, 2022, by and among BRC Inc. and Roland Smith (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filled with the SEC on August 11, 2022).

10.15#	Offer Letter, dated as of December 6, 2022, by and between BRC Inc. and Kristina Braendel (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2023 with the SEC).

10.16#	Severance Agreement, dated as of January 31, 2023, by and between BRC Inc. and Kristina Braendel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1,2023 with the SEC).

10.17#	Employment Agreement, dated as of August 3, 2021, by and between Black Rifle Coffee Company LLC and Toby Johnson (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 filed on March 16, 2022 with the SEC).

10.18#	Restricted Units Agreement, dated as of August 11, 2021, by and between Authentic Brands LLC and Toby Johnson (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.19#	Restricted Units Agreement, dated as of September 13, 2021, by and between Authentic Brands LLC and Andrew McCormick (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.20#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.21#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included in signature page).

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

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
__________________________________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

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

BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
March 15, 2023		Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Evan Hafer, and Gregory J. Iverson, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2023.

Signature	Title

/s/ Evan Hafer	Chief Executive Officer
Evan Hafer	(Co-Principal Executive Officer)

/s/ Tom Davin	Co-Chief Executive Officer
Tom Davin	(Co-Principal Executive Officer)

/s/ Gregory J. Iverson	Chief Financial Officer
Gregory J. Iverson	(Principal Financial Officer)

/s/ Kristina Braendel (Smith)	Chief Accounting Officer
Kristina Braendel (Smith)	(Principal Accounting Officer)

/s/ Katy Dickson	Director
Katy Dickson

/s/ George Munoz	Director
George Munoz

/s/ Roland Smith	Executive Chairman
Roland Smith

/s/ Steven Taslitz	Director
Steven Taslitz

/s/ Glenn Welling	Director
Glenn Welling