Form 10-K/A
period 2022-12-31
BRC Inc.
filed 2023-03-17
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
___________________________________

Amendment No. 1
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

Auditor Name: Ernst & Young LLP	Auditor Location: San Antonio, Texas	PCAOB ID: 42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of BRC Inc. (the “Company”) for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 15, 2023 (the “Original Filing”). This Amendment is being filed for the sole purposes of (i) amending “Item 15. Exhibits, Financial Statement Schedules” under Part IV of the Original Filing to insert hyperlinks to exhibits that were filed or furnished with or incorporated by reference to the Original Filing, which hyperlinks were not included in the Original Filing, and (ii) filing Exhibit 4.1 to the Original Filing, which was unintentionally omitted from the Original Filing. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officers and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.1*	Specimen Common Stock Certificate.

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on March 16, 2022).

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

10.5#	BRC Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.6#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.7#	BRC Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.8#	Form of Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form S-8 filed on April 19, 2022 with the SEC).

10.9#
Employment Agreement, dated as of December 29, 2022 between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

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

10.14#
Offer letter, Grant Notice and Award Agreement, dated as of July 12, 2022, by and among BRC Inc. and Roland Smith (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filled with the SEC on August 11, 2022).

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

10.17#
Employment Agreement, dated as of August 3, 2021, by and between Black Rifle Coffee Company LLC and Toby Johnson (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.18#
Restricted Units Agreement, dated as of August 11, 2021, by and between Authentic Brands LLC and Toby Johnson (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.19#
Restricted Units Agreement, dated as of September 13, 2021, by and between Authentic Brands LLC and Andrew McCormick (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.20#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.21#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

23‡	Consent of Independent Registered Public Accounting Firm.

24‡	Power of Attorney.

31.1‡
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3‡	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5*
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH‡	Inline XBRL Taxonomy Extension Schema Document.

101.CAL‡	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB‡	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF‡	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_____________________________________________________________________________________________

*	Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

‡	Previously filed or furnished with the Original Filing.

†
Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRC Inc.

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
March 17, 2023		Chief Financial Officer