Form 10-Q
period 2023-03-31
BRC Inc.
filed 2023-05-11
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had (i) 58,609,668 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 153,146,442 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding the Company's intentions, beliefs or current expectations concerning, among other things, financial condition, liquidity, prospects, growth, strategies, future market conditions and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Quarterly Report and management's expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

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
•Failure to provide high-quality customer experience to retail partners and end users, including as a result of production defaults, or issues, including due to failures by one or more of our co-manufacturers, affecting the quality of our products, which may adversely affect our brand;
•Decrease in success of the direct to consumer ("DTC") revenue channel;
•Loss of one or more co-manufacturers, or delays, quality, or other production issues, including labor-related production issues at any of our co-manufacturers;
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
•Failure to successfully open new Black Rifle Coffee shops ("Outposts"), including failure to timely proceed through permitting and other development processes, or the failure of any new or existing Outposts to generate sufficient sales;
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
•Inability to maintain the listing of our Class A Common Stock on the New York Stock Exchange ("NYSE"); and
•Other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “2022 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$25,966	$38,990
Accounts receivable, net	19,282	22,337
Inventories, net	102,907	77,183
Prepaid expenses and other current assets	7,857	6,783
Total current assets	156,012	145,293
Property, plant and equipment, net	63,615	59,451
Operating lease, right-of-use asset	25,836	20,050
Identifiable intangibles, net	271	225
Other	299	315
Total assets	246,033	225,334
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	41,226	12,429
Accrued liabilities	30,197	36,660
Deferred revenue and gift card liability	9,345	9,505
Current maturities of long-term debt, net	2,165	2,143
Current operating lease liability	1,627	1,360
Current maturities of finance lease obligations	94	95
Total current liabilities	84,654	62,192
Non-current liabilities:
Long-term debt, net	54,020	47,017
Finance lease obligations, net of current maturities	197	221
Operating lease liability	25,204	19,466
Other non-current liabilities	532	502
Total non-current liabilities	79,953	67,206
Total liabilities	164,607	129,398
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 58,463,378 shares issued and outstanding as of March 31, 2023	5	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 153,156,442 shares issued and outstanding as of March 31, 2023	16	16
Class C common stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of March 31, 2023	—	—
Additional paid in capital	132,399	129,508
Accumulated deficit	(108,533)	(103,733)
Total BRC Inc.'s stockholders' equity	23,887	25,796
Non-controlling interests	57,539	70,140
Total stockholders' equity	81,426	95,936
Total liabilities and stockholders' equity	$246,033	$225,334

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$83,490	$65,836
Cost of goods sold	55,979	42,623
Gross profit	27,511	23,213
Operating expenses
Marketing and advertising	7,144	8,151
Salaries, wages and benefits	19,824	16,018
General and administrative	17,758	14,887
Total operating expenses	44,726	39,056
Operating loss	(17,215)	(15,843)

Non-operating income (expense)
Interest expense, net	(323)	(490)
Other income, net	273	348
Change in fair value of earn-out liability	—	(171,098)
Change in fair value of warrant liability	—	(62,109)
Change in fair value of derivative liability	—	(7,507)
Total non-operating expenses	(50)	(240,856)
Loss before income taxes	(17,265)	(256,699)
Income tax expense	56	128
Net loss	(17,321)	(256,827)
Less: Net loss attributable to non-controlling interest	(12,521)	(193,906)
Net loss attributable to BRC Inc.	$(4,800)	$(62,921)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.08)	$(1.36)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	58,159,223	44,254,837

(1) For the three months ended March 31, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through March 31, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented. For more information, refer to Note 12 - Net Loss per Share.

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2022	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	—	(831)	(83,021)	53,332
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	31	—	186	217
Non-employee equity based compensation after Business Combination	—	—	—	—	—	—	—	—	—	114	114
First Tier Vesting Event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Net loss after Business Combination	—	—	—	—	—	—	—	—	(60,230)	(193,906)	(254,136)
Balance at March 31, 2022	$—	44,703,936	149,032,886	694,063	$4	$15	$—	$38,814	$(83,748)	$(143,038)	$(187,953)

Balance at January 1, 2023	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	—	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Shares issued under stock plans	—	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	$—	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(17,321)	$(256,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,719	989
Equity-based compensation	2,506	2,259
Non-employee equity-based compensation	—	355
Amortization of debt issuance costs	33	243
Change in fair value of earn-out liability	—	171,098
Change in fair value of warrant liability	—	62,109
Change in fair value of derivative liability	—	7,507
Changes in operating assets and liabilities:
Accounts receivable, net	3,055	(5,976)
Inventories, net	(25,724)	(4,985)
Prepaid expenses and other assets	(1,118)	(5,193)
Accounts payable	27,830	(10,960)
Accrued liabilities	(6,463)	6,174
Deferred revenue and gift card liability	(160)	434
Operating lease liability	219	—
Other liabilities	30	148
Net cash used in operating activities	(15,394)	(32,625)
Investing activities
Purchases of property, plant and equipment	(4,902)	(4,207)
Net cash used in investing activities	(4,902)	(4,207)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $0 as of March 31, 2023 and $3 as of March 31, 2022	87,000	5,285
Repayment of long-term debt	(79,609)	(23,174)
Financing lease obligations	(25)	60
Repayment of promissory note	(399)	—
Issuance of shares for stock plans	305	—
Distribution and redemption of Series A preferred equity	—	(127,853)
Proceeds from Business Combination, including PIPE investment	—	337,957
Payment of Business Combination costs	—	(31,638)
Redemption of Class A and Class B units	—	(20,145)
Redemption of incentive units	—	(3,627)
Net cash provided by financing activities	7,272	136,865
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,024)	100,033
Beginning cash, cash equivalents and restricted cash	38,990	18,334
Ending cash, cash equivalents and restricted cash	$25,966	$118,367

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2023	2022
Non-cash operating activities
Recognition of right-of-use operating lease assets	$5,786	$7,560

Non-cash investing and financing activities
Accrued capital expenditures	967	1,171
Recognition of earn-out liabilities	—	218,679
Recognition of warrant liabilities	—	36,484
Recognition of derivative liability	—	9,741
Series A preferred exchange for PIPE shares	—	26,203
Series A preferred equity amortization	—	5,390

Supplemental cash flow information
Cash paid for income taxes	179	218
Cash paid for interest	$492	$377

See notes to unaudited consolidated financial statements.

BRC Inc.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
(unaudited)

1.Organization and Nature of Business

BRC Inc., a Delaware public benefit corporation ("BRC Inc."), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation ("SilverBox"), Authentic Brands LLC, a Delaware limited liability company ("Authentic Brands"), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.

BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and Authentic Brands' subsidiaries, all of which are consolidated in these financial statements. Authentic Brands, through its wholly owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands, which include Black Rifle Coffee Company ("BRCC").

Unless the context indicates otherwise, references to "the Company," "we," "us" and "our" refers to BRC Inc. and its consolidated subsidiaries following the closing of the Business Combination.

2.Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information. The unaudited consolidated financial statements reflect the financial position and operating results of the Company including wholly-owned subsidiaries. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods. Intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022.

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

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, liabilities for contingencies, equity-based compensation, estimates for sales returns and related allowance, loyalty rewards, deferred revenue, and measurement and realization of deferred tax assets. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification ("ASC 606"). Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:

1.Identification of the contract with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when or as a performance obligation is satisfied.

Sources and Timing of Revenue

The Company's revenue is derived from product sales through its e-commerce websites and to wholesale customers who sell the products to end users. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and, therefore, recognizes revenue at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company's estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.

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

Gift Cards

Gift cards are offered through the Company's e-commerce websites through the form of an e-certificate. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Gift cards can be redeemed online and on the Company's website. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in "Revenue, net" on the unaudited consolidated statements of operations.

Loyalty Rewards Program

In August 2020, BRCC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are two levels in which customers can participate. Subscription customers (customers in the BRCC Coffee Club or subscribed to another subscription product type) are considered to be in the highest tier and earn 3% on purchases. Non-subscription customers earn 1% on purchases. In addition to earning points on purchases, customers can earn points through certain other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. The Company reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. BRCC loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are nontransferable. A portion of rewards are expected to expire and not be redeemed and will be recognized as income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis.

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 5, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three months ended March 31, 2023 and 2022.

Franchise Store Revenues

Franchise rights may be granted through franchise agreements that set out the terms of the arrangement with the franchisee. The franchise agreements require that the franchisee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. A portion of these fees are used for national marketing campaigns. Continuing fees represent a portion of the consideration the Company receives under the franchise agreement. Continuing fees are typically billed and paid monthly. Continuing fees are recognized as the related store sales occur. Revenues from continuing fees are included in "Revenue, net" on the unaudited consolidated statements of operations.

Under the franchise agreements, BRCC sells products and equipment to its franchisees. The revenue associated with these product and equipment sales are recognized when control passes to the franchisee, typically at the date of delivery of the merchandise to the franchisee and in an amount that reflects the expected consideration to be received in exchange for such goods.

The franchise agreements also typically require upfront franchise fees such as initial fees paid for the execution of a franchise agreement. The fees associated with these agreements are typically billed and paid when a new franchise agreement becomes effective. The Company has determined that the services it provides in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services provided to the Company’s franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise agreement, generally ten years. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property associated with BRCC's brands. The current portion of revenues from upfront franchise fees are included in "Deferred revenue and gift card liability" and the long-term portion of revenues from upfront franchisee fees are included in "Other non-current liabilities" on the unaudited consolidated statements of operations.

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

The Company’s license agreements also typically require upfront license fees such as initial fees paid for the execution of a license agreement. The fees associated with these agreements are typically billed and paid when a new license agreement becomes effective. The Company has determined the services it provides in exchange for upfront license fees, which primarily relate to initial license set up and are not individually distinct from the ongoing services it provides to its licensees. As a result, upfront license fees are recognized as revenue over the term of each respective license agreement, generally ten years. Revenues for these upfront license fees are recognized on a straight-line basis, which is consistent with the licensee’s right to use and benefit from the intellectual property. Revenues from continuing fees and upfront license fees are presented within “Revenue, net” on the unaudited consolidated statements of operations.

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

The following table disaggregates revenue by sales channel:

	Three Months Ended March 31,
	2023	2022
Wholesale	$39,997	$21,955
Direct to Consumer	36,780	38,332
Outpost	6,713	5,549
Total net sales	$83,490	$65,836

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 24% of revenue for the three months ended March 31, 2023. No single customer represented more than 10% of revenue for the three months ended March 31, 2022.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $923 and $942 as of March 31, 2023 and December 31, 2022, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.
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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $415 and $156 as of March 31, 2023 and December 31, 2022, respectively.

Inventories, Net

Inventories are stated at the lower of standard cost, which approximates First In, First Out ("FIFO"), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Finished goods includes allocations of labor, occupancy expenses, and inbound transportation costs.

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

Identifiable Intangibles - Internal Use Software

In accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software ("ASC 350-40"), the Company capitalizes qualifying internal use software costs that are incurred during the application development stage if management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized internal use software costs are reported in property and equipment on the unaudited consolidated balance sheets and are amortized over the expected economic life of three years using the straight-line method once the software is ready for intended use. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation activities, including training and maintenance, are expensed as incurred. Capitalized software costs net of accumulated amortization are included as a component of "Property, plant and equipment, net" on the unaudited consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. For the three months ended March 31, 2023 and 2022, no impairment loss was recognized.

Leases

The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2026. The Company’s operating leases relate to roasting facilities in Tennessee and Outposts.
At the inception of each lease, the Company determines the appropriate classification for each lease as operating or finance. The Company has estimated that the lease term for Outposts is generally 10 to 15 years. Any initial direct costs are capitalized and amortized over the life of the lease.

Earn-out Liability

The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480 and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized on the Company’s unaudited consolidated statement of operations. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of March 31, 2023.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which did not meet the criteria for equity classification and were accounted for as liabilities. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusted the warrants to fair value at each reporting period with any changes in fair value recognized on the Company’s unaudited consolidated statement of operations. The public and private warrants were redeemed in May 2022. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of March 31, 2023.

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.

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

Equity-Based Compensation

The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation ("ASC 718"). The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company's historical experience and current market conditions. For more information, see Note 9, Equity-Based Compensation.

Earnings per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to Class A common stockholders by the weighted-average shares of Class A common shares outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the "Common Units") and restricted units (the "Restricted Common Units") in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A common stock. Diluted net loss per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted, as applicable. For more information, see Note 12, Net Loss per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which it accounts are maintained and has not experience any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which three customers accounted for 57% of total outstanding receivables as of March 31, 2023 and three customers accounted for 51% of total outstanding receivables as of December 31, 2022. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $1,826 and $1,050 as of March 31, 2023 and December 31, 2022, respectively.

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

The Company follows the provisions of ASU No. 2022-03- Fair Value Measurement ("Topic 820") for non-financial assets and liabilities measured on a non-recurring basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2023, the Company had no Level 3 financial assets or liabilities.

Series A Redeemable Preferred Equity

The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights in the passage of time). The Series A preferred units have been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of March 31, 2023.

Comprehensive Income (Loss)

The Company has no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no separate statement of comprehensive income (loss) is presented.

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted new guidance from the FASB, ASU No. 2022-02 - Financial Instruments - Credit Losses ("Topic 326"), that introduces a new credit loss methodology for estimating allowances for credit losses. The standard requires measurement and recognition of expected credit losses for financial assets held by the Company be recognized immediately over the remaining life of the financial assets. The estimate of expected losses is based on information about past and current economic conditions and reasonable forecasts of future economic conditions that affect financial assets deemed uncollectible. There was no material impact to the Company's financial statements as a result of this adoption.

3.Inventories, Net

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Coffee:
Unroasted	$3,803	$4,867
Finished Goods	16,248	15,365
Ready-to-Drink (raw materials)	20,926	16,610
Ready-to-Drink (finished goods)	54,565	33,413
Apparel and other merchandise	7,365	6,928
Total inventories, net	$102,907	$77,183

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
Building and leasehold improvements	$27,264	$25,024
Machinery and equipment	16,365	15,977
Computer equipment and software	7,692	6,071
Land	3,245	3,245
Furniture and fixtures	2,062	1,804
Vehicles	1,283	1,283
Construction in progress	17,142	15,780
Property, plant, and equipment, gross	75,053	69,184
Less: accumulated depreciation and amortization	(11,438)	(9,733)
Total property, plant and equipment, net	$63,615	$59,451

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$345	$206
General and administrative	1,360	774
Total depreciation expense	$1,705	$980

The total depreciation expense for internal use software included in the above table was $183 for the three months ended March 31, 2023 and 2022, respectively.

Substantially all long-lived assets are located in the United States.

5.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$9,505	$7,334
Sales of gift cards	346	190
Redemption of gift cards	(374)	(193)
Increase from deferral of revenue	3,127	3,662
Decrease from revenue recognition	(3,560)	(3,638)
Loyalty Program points earned	521	620
Loyalty Program points redeemed/expired	(220)	(207)
Balance at end of period	$9,345	$7,768

6.Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Accrued compensation and benefits	$9,836	$7,393
Other accrued expenses	8,963	6,935
Accrued inventory purchases	7,541	15,035
Accrued freight	1,514	2,153
Accrued sales and other taxes	1,138	1,179
Accrued marketing	893	3,077
Credit card liabilities	312	888
Total accrued liabilities	$30,197	$36,660

7.Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	March 31,	December 31,
	2023	2022
Senior credit facility	$37,691	$30,000
Mortgages	7,030	7,102
Equipment term loan	3,697	3,814
Equipment financing loan	3,336	3,336
Notes payable	3,140	3,540
Retail facility	1,658	1,768
Total principal	56,552	49,560
Less debt issuance costs	(367)	(400)
Long-term debt, net	$56,185	$49,160

Current maturities:
Current maturities of principal	$2,273	$2,259
Less current portion of debt issuance costs	(108)	(116)
Current maturities of long-term debt, net	$2,165	$2,143
Long-term debt:
Non-current principal	$54,279	$47,301
Less non-current portion of debt issuance costs	(259)	(284)
Long-term debt, net	$54,020	$47,017

Future contractual maturities of credit facilities (not including debt issuance costs) as of March 31, 2023 are as follows:

Remainder of 2023	$1,941
2024	2,957
2025	7,277
2026	3,587
2027	38,632
Thereafter	2,158
$56,552

Senior Credit Facility

In November 2022, Authentic Brands and certain of its subsidiaries entered into a new credit agreement with Regions Bank, which provides for a revolving credit facility of up to $65,000, subject to a borrowing base determined from eligible accounts receivable and inventory (the "Senior Credit Facility"). In connection with the entry into the Senior Credit Facility, Authentic Brands and certain of its subsidiaries each granted a security interest in and liens upon substantially all of their assets in favor of the lender to secure obligations under the Senior Credit Facility. As of March 31, 2023, Authentic Brands has available credit under the Senior Credit Facility of $12,309. The Senior Credit Facility bears a variable interest rate based on the BSBY plus an applicable margin of either (i) 2.25% if excess borrowing availability is less than or equal to fifty percent of borrowing base, or (ii) 2.00% if excess borrowing availability is greater than fifty percent of borrowing base and matures in November 2027.

The Senior Credit Facility contains customary representations and affirmative and negative covenants, including limitations on Authentic Brands’ and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Senior Credit Facility contains financial covenants requiring Authentic Brands to maintain (i) minimum liquidity (as defined in the credit agreement) of at least $15,000, and (ii) a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.00 to 1.00, measured on a trailing 12-month basis beginning in March 2024 and for each month thereafter. At March 31, 2023, the Company was in compliance with such covenants. The Senior Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding amounts under the Senior Credit Facility may be accelerated and the lender may terminate its commitments thereunder.

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented on the unaudited consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. Amortization of the debt issuance costs for the three months ended March 31, 2023 and 2022 was $33 and $243, respectively, and are included in interest expense on the unaudited consolidated statements of operations.

Mortgages

In July 2020, the Company entered into mortgage loan agreements to refinance Company-owned buildings for a total of $5,500 at an interest rate of 3.67% per annum. The loans are secured by the real property financed. The loans mature on July 29, 2025. The loans are payable in monthly installments of principal and interest of $32 commencing on August 29, 2020.

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

Equipment Financing Loan

In July 2020, the Company entered into an equipment financing agreement which provided a credit line totaling $3,250 at an interest rate of BSBY plus 3.50%. The credit line is secured by the equipment financed.

In April 2021, the Company increased its equipment credit line by $10,000. Further, in July 2021, an additional $6,000 was added to the available credit on the equipment finance loan. In September 2021, $1,998 outstanding on the equipment credit line was converted to a 60-month term loan at an interest rate of 4.05% to be utilized for retail expansion (“Retail Facility”).

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units from former employees. The notes are payable in four annual installment payments. As of March 31, 2023, the outstanding balance on the notes payable is $1,941.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of March 31, 2023, the outstanding balance on the notes payable is $1,199.

Guaranty

In March 2022, the Company entered into a guaranty payment of all the Authentic Brands' outstanding mortgage loans, the equipment financing loan, and the Retail Facility. That guaranty agreement was terminated in November 2022 in connection with the entry into the Senior Credit Facility.

8.Stockholders’ Equity

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

The board of directors of the Company may establish one or more classes or series of preferred stock. Our board of directors may determine, with respect to any class or series of preferred stock, the terms and rights of such class or series. The Company currently does not have any preferred stock issued and outstanding.

Common Units are entitled to share in the profits and losses of Authentic Brands and to receive distributions declared and have no voting rights. Holders of Common Units receive one share of Class B Common Stock, which are voting, non-economic shares in the Company, for each Common Unit they own. From and after a lock-up period and subject to the terms of the LLC Agreement, the Common Unit holders have the option to redeem all or any portion of their Common Units. However, upon redemption, the Company's board of directors determines whether the Common Units are redeemed in cash or Class A Common Stock.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. The Business Combination occurred on February 9, 2022. As a result, net loss for the quarter ended March 31, 2022 was attributed to the pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through March 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to the Company and its respective non-controlling interests. Following the Business Combination, the Company’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively. As of March 31, 2023, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 27.6% and 72.4%, respectively.

9.Equity-Based Compensation

Incentive Units

Authentic Brands' maintained an equity incentive plan (the “Plan”) under which it could grant incentive units (“Incentive Units”) to employees or non-employee directors. In connection with the Plan, 200,000 non-voting units have been authorized. These units may contain certain service and performance related vesting provisions. The Incentive Units are awarded to eligible employees and non-employee directors and entitle the grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board of directors.

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

The computation of expected volatility is based on a weighted average of comparable public companies within theCompany’s industry. Expected life is based on the estimated liquidity event timing. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.

The following table summarizes the changes in the number of Incentive Units for the three months ended March 31, 2023:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2023	14,210	$192.52
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2023	14,210	$192.52
Vested at March 31, 2023	3,323	$211.43

As of March 31, 2023, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately three years was $2,048.

In connection with the Business Combination, 28,990 Incentive Units under the Plan fully vested and converted into Common Units in Authentic Brands that allow for their exchange into Class A Common Stock of the Company. The Company recognized $1,856 of compensation costs as a result of the accelerated vesting of incentive units under the "Change in Control" provision of the Plan. The Company accounted for the accelerated vesting of the Incentive Units as a modification. However, because the fair value of the modified awards was the same immediately before and after the modification, no incremental compensation expense was recognized.

In connection with the Business Combination, the Company adopted the 2022 Omnibus Incentive Plan ("Omnibus Plan"), which replaced the Plan, and the 2022 Employee Stock Purchase Plan (the "ESPP").

Stock Options

The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

Weighted average grant date fair value	$4.52
Expected dividend	—
Expected volatility	57%
Risk-free interest rate	2.60%
Options term (in years)	4.5

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

The following table summarizes information about stock options activities for the three months ended March 31, 2023:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	792,370	$9.77
Granted	126,556	7.34
Forfeited	(22,724)	9.10
Outstanding at March 31, 2023	896,202	$9.44
Vested at March 31, 2023	150,696	$10.00

As of March 31, 2023, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately two years was $3,337.

Restricted Stock Units

The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values were based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	823,829	$10.68
Granted	141,729	7.34
Forfeited	(37,475)	11.03
Vested	(4,562)	13.70
Nonvested at March 31, 2023	923,521	$10.14

As of March 31, 2023, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $6,490.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A common stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of March 31, 2023. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of March 31, 2023, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately four years was $2,970.

In September 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.

On March 8, 2023, the Company issued 59,521 shares for a total of $359 under the September 9, 2022 ESPP period, which covered the period between September 9, 2022 and March 8, 2023. Under the March 9, 2023 ESPP period, which covers a period through September 8, 2023, the Company expects to issue 95,309 shares based on the Company's stock price of $6.00 on March 9, 2023.

10.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $257 and $194 for the three months ended March 31, 2023 and 2022, respectively.

11.Income Taxes

The Company is subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss the Company generates. Authentic Brands is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Authentic Brands' taxable income or loss is passed through to its members, including us.

Our effective tax rate in 2023 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our deferred tax assets ("DTAs"). Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

12.Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average shares of Class A common shares outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A common stock. Diluted net loss per share is computed by dividing the net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share are presented below:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(17,321)	$(254,136)
Less: Net loss attributable to non-controlling interests	(12,521)	(193,906)
Net loss attributable to Class A Common Stock - basic and diluted(1)	$(4,800)	$(60,230)

Denominator:
Weighted-average shares of Class A Common Stock outstanding(1)	58,159,223	44,254,837
Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.08)	$(1.36)

(1) For the three months ended March 31, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through March 31, 2022, the period following the Business Combination, as defined in Note 1, Organization and Nature of Business.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options	896,202	578,290
Warrants	—	17,766,641
Applicable Premium shares	—	826,506
Class C Common Stock	—	694,063
Common Units	153,156,442	149,032,886
Restricted Common Units	—	10,620,625
RSUs	923,521	—
PSUs	8,462,412	—
Incentive Units	14,210	16,445
Employee Stock Purchase	95,309	—
Total units excluded from computation of diluted net loss per share	163,548,096	179,535,456

13.Concentrations

The Company has significant suppliers and service providers that are important to its sourcing, roasting, manufacturing, and any related ongoing servicing of merchandise and content. The Company does not have any long-term arrangements with these vendors or its other suppliers and service providers to guarantee availability of inventory, content, or services. The loss of these vendors, the numbers and concentrations of which are set for in the table below, could have an adverse impact on the operations of the Company until a suitable replacement could be engaged.

The following table summarizes the Company's significant vendors/suppliers and the proportion of their impact on the following operations:

	Three Months Ended March 31,
	2023		2022
	Number of Vendors	Concentration Rate	Number of Vendors	Concentration Rate
Coffee supplier accounts	6	62.7%	5	90.3%
Shipping provider accounts	4	60.7%	4	80.8%
Primary fulfillment service provider accounts	5	87.4%	1	97.6%
Marketing provider accounts	8	43.9%	5	28.0%

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase coffee product from third-party suppliers. The minimum purchase amounts are based on quantity and, in the aggregate, will be approximately $33,430 for the remainder of 2023 and $26,480 for 2024.

In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $1,690 for the remainder of 2023; $19,920 for 2024; and $22,410 for 2025.

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

The Company could be subject to additional sales tax or other tax liabilities. The Company follows the guidelines of ASC 450, Accounting for Contingencies, and the unaudited consolidated financial statements reflect the current impact of such legislation through the Company’s best estimates. However, any of these events could have a material effect on the Company’s business and operating results depending on the previous periods of applied enforcement by certain jurisdictions.

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The

Company has accrued $326 related to potential sales and other tax exposure as of March 31, 2023 and December 31, 2022, which is included in accrued liabilities on the accompanying unaudited consolidated balance sheets.

Legal Disputes

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

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc, v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which is currently pending. The Company maintains all royalties expire upon expiration of the parties’ contract on December 31, 2023, and prior to such expiration, only SKUs manufactured at co-manufacturers SEI introduced the Company to, are subject to such royalty. Through March 31, 2023, the Company has expensed all royalties for co-manufacturers which SEI introduced, and all agreed upon expense reimbursements. Disputed expense reimbursements are immaterial to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") . In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

Overview

Black Rifle Coffee Company is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2.3 million consumers through our Direct To Consumer ("DTC") channel since inception, more than 255,000 active Coffee Club subscribers, and 13.3 million social media followers across BRCC's, our co-founders', and our key media personalities' accounts as of March 31, 2023. At BRCC, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging cause-related media content, self-produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell BRCC-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active duty military, veterans, first responders, and those who love America.

We utilize a three-pronged approach to craft a unique brand that resonates with our customer base and enhances brand loyalty: Inform, Inspire, and Entertain. We want our audience to love coffee as much as we do, so we strive to inform them on all the awesome facets of coffee. Every day we work to inspire our customers; we take pride in the coffee we roast, the veterans we employ and the causes we support. We give back to the community and are committed to support those who serve. Our "Entertain" marketing strategy drives brand excitement, along with valuable customer insights and data.

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

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels: Direct to Consumer, Wholesale, and Outposts. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Wholesale channel includes product sold to an intermediary such as grocery stores, who in turn sell those products to consumers, including the Food, Drug and Mass ("FDM") customer set, such as Walmart, specialty retail, such as Bass Pro, and convenience stores which primarily sell our Ready-to-Drink ("RTD") products, such as 7-Eleven. Our Outpost channel includes revenue from our Company-operated and franchised BRCC retail coffee shop locations.

We continue to experience strong revenue growth. Revenue increased to $83.5 million for the three months ended March 31, 2023 as compared to $65.8 million for the three months ended March 31, 2022, representing growth of 27%. This growth was primarily driven by our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The Business Combination

In February 2022, we completed the Business Combination and as a result of the consummation of a series of mergers in connection therewith, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation. The Business Combination was accounted for as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment was determined by the individual controlling Authentic Brands prior to the Business Combination, who also controls the combined company post Business Combination.

Trends

Certain trends affecting our business within the respective sales channels are as follows:
•Wholesale channel revenue has increased as we have added new customers and entered the FDM market. We expect to see increased revenue within this channel as we increase investment to obtain new customers and expand in the FDM market.
•DTC revenue growth has slightly declined as a result of our decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.
•Outpost channel revenue has increased as we continue to open additional stores during 2023. Revenue within this channel will increase as we and our franchise partners continue to open additional stores.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Our ability to promote and maintain brand awareness and loyalty is critical to our success. We believe we have created a highly efficient marketing strategy that provides us with the ability to increase brand awareness and drive consumer interaction. Consumer appreciation of our brands is primarily reflected in the general increase in sales across our three channels over the last few years. We expect to continue to develop and implement forward-looking brand strategies that leverage social media and employ targeted digital advertising to expand the reach of our brand.

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

Our Ability to Acquire and Retain Customers at a Reasonable Cost

We believe our ability to consistently acquire and retain customers at a reasonable cost will be a key factor affecting our future performance. While we have a strong presence in major markets, we still have the opportunity to grow brand awareness, with 28% estimated aided awareness in any region of the country. To accomplish this goal, we intend to grow our brand awareness through various avenues such as national television and radio advertising, and through select sponsorship and partnership opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Google, and YouTube. Our digital capabilities provide a distinct advantage and enable us to form direct relationships with our customers and capture valuable customer data and insights. We utilize digital marketing tools to optimize our marketing initiatives and drive our brand reach.

Our Ability to Drive Repeat Usage of Our Products

We gain substantial economic value from repeat users of our products who consistently repurchase our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added another 11-ounce SKU and three high-caffeine, boldly-flavored 15-ounce SKUs. Four of these SKUs have grown to become top-30 products in the RTD coffee category on a dollar to percent average cost value basis and can be found in more than 63,000 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality coffee beans possible to deliver to our customers.

Our Ability to Manage Our Supply Chain

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, and since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 68% of our bagged roasted coffee is roasted in-house and 100% is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, leads cupping, grading, scoring, and sourcing of our coffees.

Results of Our Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three months ended March 31, 2023 and 2022. The following table represents the selected results of operations for BRC Inc. for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Revenue, net	$83,490	$65,836
Cost of goods sold	55,979	42,623
Gross profit	27,511	23,213
Operating expenses
Marketing and advertising	7,144	8,151
Salaries, wages and benefits	19,824	16,018
General and administrative	17,758	14,887
Total operating expenses	44,726	39,056
Operating loss	(17,215)	(15,843)
Non-operating income (expense)
Interest expense	(323)	(490)
Other income (expense), net	273	348
Change in fair value of earn-out liability	—	(171,098)
Change in fair value of warrant liability	—	(62,109)
Change in fair value of derivative liability	—	(7,507)
Total non-operating income (expenses)	(50)	(240,856)
Loss before income taxes	(17,265)	(256,699)
Income tax expense	56	128
Net loss	$(17,321)	$(256,827)

Results of Our Operating Income (Expense)

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue, net	$83,490	$65,836	$17,654	27%
Cost of goods sold	55,979	42,623	13,356	31%
Gross profit	$27,511	$23,213	$4,298	19%
Gross margin(1)	33.0%	35.3%
Total operating expenses	$44,726	$39,056	$5,670	15%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the three months ended March 31, 2023 increased $17.7 million, or 27%, to $83.5 million as compared to $65.8 million for the corresponding period in 2022. This increase was primarily due to our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Wholesale	$39,997	21,955	$18,042	82%
Direct to Consumer	36,780	38,332	(1,552)	(4)%
Outpost	6,713	5,549	1,164	21%
Total net sales	$83,490	$65,836	$17,654	27%

Net revenue for our Wholesale channel for the three months ended March 31, 2023, increased $18.0 million, or 82%, to $40.0 million as compared to $22.0 million for the corresponding period in 2022. The largest increase came from the entry into FDM Wholesale channel. In addition, RTD product sales increased through national distributors and retail accounts from 47,000 doors as of March 31, 2022 to 63,000 doors as of March 31, 2023.

Net revenue for our DTC channel for the three months ended March 31, 2023 decreased $1.6 million, or 4%, to $36.8 million as compared to $38.3 million for the corresponding period in 2022, primarily due to decreased marketing spend and the decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.

Net revenue for our Outpost channel for the three months ended March 31, 2023, increased $1.2 million, or 21%, to $6.7 million as compared to $5.5 million for the corresponding period in 2022. This was primarily due to an increase in the number of company-owned Outposts which increased to a total of sixteen Outposts as of March 31, 2023 as compared to a total of nine Outposts as of March 31, 2022.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, shipping, and credit card fees.

Cost of goods sold for the three months ended March 31, 2023 increased $13.4 million, or 31%, to $56.0 million as compared to $42.6 million for the corresponding period in 2022. The increase was driven primarily by higher sales. In addition, product costs increased due to the increased price of raw coffee beans and RTD raw materials from adding capacity to new co-manufacturing locations leading to higher volumes of transportation and carrying cost. Product mix shift also impacted margins, as RTD has higher product costs and lower gross margins as compared to bagged coffee. Gross margin decreased 230 basis points to 33.0% for the three months ended March 31, 2023 as compared to 35.3% for the corresponding period in 2022.

Operating Expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation. General and administration costs include other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Total operating expenses for the three months ended March 31, 2023 increased $5.7 million, or 15%, to $44.7 million as compared to $39.1 million for the corresponding period in 2022.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Marketing and advertising	$7,144	$8,151	$(1,007)	(12)%
Salaries, wages and benefits	19,824	16,018	3,806	24%
General and administrative	17,758	14,887	2,871	19%
Total operating expenses	$44,726	$39,056	$5,670	15%

Marketing and advertising expenses decreased by $1.0 million, or 12%, to $7.1 million as compared to $8.2 million for the corresponding period in 2022. This decrease was due to strategic reductions in lower returning advertising platforms, partially offset by increased costs incurred in connection with the expansion of existing partnerships. In addition, marketing and advertising spend has been impacted by channel mix with revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC.

Salaries, wages and benefits expenses increased by $3.8 million, or 24%, to $19.8 million as compared to $16.0 million for the corresponding period in 2022. This increase was due to an increase in employee headcount to support our significant sales growth and investment in new stores opened and existing channels as we continue to build out additional revenue streams and expand product lines, as well as, $0.7 million in severance related to some reductions in headcount across the company.

General and administrative expenses increased by $2.9 million, or 19%, to $17.8 million as compared to $14.9 million for the corresponding period in 2022. The increase was due to growth of corporate infrastructure primarily in information technology, as well as, professional services to support the expansion of new and existing sales channels and product lines.

Results of Our Non-Operating Income (Expenses)

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense	$(323)	$(490)	$167	(34)%
Other income (expense), net	273	348	(75)	(22)%
Change in fair value of earn-out liability	—	(171,098)	171,098	(100)%
Change in fair value of warrant liability	—	(62,109)	62,109	(100)%
Change in fair value of derivative liability	—	(7,507)	7,507	(100)%
Total non-operating income (expenses)	$(50)	$(240,856)	$240,806	(100)%

Interest expense for the three months ended March 31, 2023 decreased $0.2 million, or 34%, to $0.3 million as compared to $0.5 million for the corresponding period in 2022. The decrease is a result of an increase in total debt balances and a higher weighted average interest rate for the three months ended March 31, 2023 of 3.48% as compared to 3.15% in the corresponding period in 2022, offset by capitalized interest for current projects.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates. The decrease for the three months ended March 31, 2023, as compared to the corresponding period in 2022,was due to lower credit card rebates received in 2023.

For the three months ended March 31, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The liabilities were settled prior to December 31, 2022 and therefore were not recurring for the three months ended March 31, 2023.

Liquidity and Capital Resources

Cash Overview

Our principal use of cash is to support operational expenses associated with non-capitalizable costs, which largely consist of working capital requirements related to accounts receivable, inventories, accounts payable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment purchases, Outposts build-out and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of March 31, 2023, our cash and cash equivalents were $26.0 million and our working capital was $71.4 million.

Credit Facilities and Promissory Note

The equipment financing loan is secured by the equipment financed and is at an interest rate of the Bloomberg Short Term Bank Yield Index ("BSBY") plus 3.50%. As of March 31, 2023, the Company has available credit under the equipment financing loan and the retail facility of $6.2 million and $4.3 million, respectively.

As of March 31, 2023, we have $12.3 million available borrowings under our credit facility. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants, including a $15.0 million minimum liquidity condition.

Cash Requirements

We believe that these sources of liquidity will be sufficient to fund our debt service requirements, lease obligations working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our continued expansion into the Wholesale channel and growth of Outposts. We currently expect to fund our material capital requirements, mainly working capital, with proceeds from operations and our senior secured credit facility, but we may also seek additional debt or equity financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cash flows used in operating activities	$(15,394)	$(32,625)	$17,231	(53)%
Cash flows used in investing activities	(4,902)	(4,207)	(695)	17%
Cash flows provided by financing activities	7,272	136,865	(129,593)	(95)%
Net increase (decrease) in cash and cash equivalents	$(13,024)	$100,033	$(113,057)	(113)%

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our DTC and Wholesale channels.

Net cash used in operating activities was $15.4 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $32.6 million for the corresponding period in 2022. The total decrease of $17.2 million in net cash used was primarily due to an increase in accounts payable. These changes were partially offset by an increase in inventory for the period.

Investing Activities

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $4.2 million for the corresponding period in 2022. The $0.7 million increase in net cash used was primarily due to continued capital expenditure projects for our Outpost locations and roasting facilities.

Financing Activities

Net cash provided by financing activities was $7.3 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $136.9 million for the corresponding period in 2022. The $129.6 million decrease in net cash provided by financing activities was primarily due to activity related to the Business Combination that occurred in the three months ended March 31, 2022 that was not recurring in the same period for 2023. For the three months ended March 31, 2023, net cash provided by financing was due to proceeds from issuance of long-term debt and repayment of long-term debt.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $33.4 million for the remainder of 2023; $26.5 million for 2024; and none for 2025.

In September 2021, the Company entered into a manufacturing and purchase agreement to purchase canned beverage product from a third-party supplier. The initial term ends on December 31, 2023, and automatically renews for two consecutive year periods, unless either party provides notice of cancellation at least 120 days prior to the end of the current term. The minimum purchase amount carries a minimum surcharge of approximately $1.7 million for the remainder of 2023; $19.9 million for 2024; and $22.4 million for 2025.

In November 2021, the Company entered into a manufacturing and purchase agreement to purchase coffee product from a third-party supplier. The term remains in effect until December 31, 2023. The minimum purchase amount is based on quantity and will be approximately $8.8 million on an annual basis.

Liabilities relating to operating leases that have commenced as of March 31, 2023 have been reported on the balance sheet as operating lease liabilities. As of March 31, 2023, we have entered into operating leases that have not yet commenced of, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 10 years to 20 years.

JOBS Act

The Jumpstart Our Business Startups ("JOBS") Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies for up to five years or until we are no longer an emerging growth company. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Critical Accounting Estimates

The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgements regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our unaudited consolidated financial statements. While we believe that our estimates, assumptions and judgements are reasonable, they are based on information available when the estimate was made.

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

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our Senior Credit Facility bears a variable interest rate based on the BSBY plus 2.25%. The Equipment Line bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 31, 2023, we had $27.3 million outstanding on the Senior Credit Facility with available borrowings of $12.3 million. As of March 31, 2023, we had $3.3 million outstanding on the Equipment Line with available borrowings of $6.2 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense of approximately $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosures controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14, Commitments and Contingencies, to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this 10-Q, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1
Severance Agreement, dated as of January 31, 2023, by and between BRC Inc. and Kristina Braendel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2023 with the SEC).

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
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
May 11, 2023		Chief Financial Offer
(Principal Financial Officer)