Form 10-Q/A
period 2023-03-31
BRC Inc.
filed 2023-06-07
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q/A
___________________________________

Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had (i) 58,609,668 shares of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and, (ii) 153,146,442 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”) outstanding.

\

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of BRC Inc. (the “Company”) for the period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 11, 2023 (the “Original Filing”). This Amendment is being filed to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “Section 302 Certifications”) as filed with the Original Filing. Exhibits 31.1, 31.2, and 31.3 with the Original Filing omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Original Filing by resubmitting corrected versions of Exhibits 31.1, 31.2, and 31.3 with this Amendment. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit	Description
31.1	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRC Inc.

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
June 7, 2023		Chief Financial Officer
(Principal Financial Officer)