Form 10-Q
period 2023-06-30
BRC Inc.
filed 2023-08-10
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had (i) 61,281,995 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 150,589,097 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to achieve profitability;
•Negative publicity affecting our brand and reputation, or the reputation of key employees
•Failure by us to maintain our message as a supportive member of the veteran and military communities and any other factors which may negatively affect the perception of our brand;
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
•Failure to comply with federal state and local laws and regulations; and
•Other risks and uncertainties indicated in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “2022 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A of this Quarterly Report and under “Item 1A. Risk Factors” in our 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,782	$38,990
Accounts receivable, net	24,395	22,337
Inventories, net	109,720	77,183
Prepaid expenses and other current assets	8,848	6,783
Assets held for sale	4,043	—
Total current assets	166,788	145,293
Property, plant and equipment, net	63,533	59,451
Operating lease, right-of-use asset	33,969	20,050
Identifiable intangibles, net	397	225
Other	298	315
Total assets	$264,985	$225,334
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,497	$12,429
Accrued liabilities	31,617	36,660
Deferred revenue and gift card liability	10,075	9,505
Current maturities of long-term debt, net	2,083	2,143
Current operating lease liability	1,964	1,360
Current maturities of finance lease obligations	95	95
Current liabilities related to assets held for sale	2,151	—
Total current liabilities	85,482	62,192
Non-current liabilities:
Long-term debt, net	75,795	47,017
Finance lease obligations, net of current maturities	171	221
Operating lease liability	33,631	19,466
Other non-current liabilities	602	502
Total non-current liabilities	110,199	67,206
Total liabilities	195,681	129,398
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized; 60,750,253 shares issued and outstanding as of June 30, 2023	5	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized; 151,044,097 shares issued and outstanding as of June 30, 2023	16	16
Class C common stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of June 30, 2023	—	—
Additional paid in capital	134,953	129,508
Accumulated deficit	(112,761)	(103,733)
Total BRC Inc.'s stockholders' equity	22,213	25,796
Non-controlling interests	47,091	70,140
Total stockholders' equity	69,304	95,936
Total liabilities and stockholders' equity	$264,985	$225,334
See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$91,947	$66,365	$175,437	$132,201
Cost of goods sold	59,741	43,809	115,720	86,432
Gross profit	32,206	22,556	59,717	45,769
Operating expenses
Marketing and advertising	7,013	9,026	14,157	17,177
Salaries, wages and benefits	18,356	15,539	38,180	31,557
General and administrative	19,296	14,831	37,054	29,718
Impairment on assets held for sale	1,202	—	1,202	—
Total operating expenses	45,867	39,396	90,593	78,452
Operating loss	(13,661)	(16,840)	(30,876)	(32,683)

Non-operating income (expense)
Interest expense, net	(791)	(176)	(1,114)	(666)
Other income (expense), net	(156)	(56)	117	293
Change in fair value of earn-out liability	—	(38,553)	—	(209,651)
Change in fair value of warrant liability	—	5,435	—	(56,675)
Change in fair value of derivative liability	—	5,172	—	(2,335)
Total non-operating expenses	(947)	(28,178)	(997)	(269,034)
Loss before income taxes	(14,608)	(45,018)	(31,873)	(301,717)
Income tax expense	57	67	113	195
Net loss	(14,665)	(45,085)	(31,986)	(301,912)
Less: Net loss attributable to non-controlling interest	(10,437)	(34,330)	(22,958)	(228,236)
Net loss attributable to BRC Inc.	$(4,228)	$(10,755)	$(9,028)	$(73,676)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.07)	$(0.22)	$(0.15)	$(1.49)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	58,741,717	49,771,104	58,607,290	47,789,909

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

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2022	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	—	(831)	(83,021)	53,332
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	31	—	186	217
Non-employee equity based compensation after Business Combination	—	—	—	—	—	—	—	—	—	114	114
First Tier Vesting Event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Net loss after Business Combination	—	—	—	—	—	—	—	—	(60,230)	(193,906)	(254,136)
Balance at March 31, 2022	$—	44,703,936	149,032,886	694,063	$4	$15	$—	$38,814	$(83,748)	$(143,038)	$(187,953)
Equity-based compensation	—	—	—	—	—	—	—	175	—	804	979
Non-employee equity-based compensation	—	—	—	—	—	—	—	—	—	384	384
Second Tier Vesting Event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant Redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable Premium Vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	825,442	(825,442)	—	—	—	—	364	—	(364)	—
Effect of Business Combination adjustment	—	—	—	—	—	—	—	12	—	40	52
Net Loss	—	—	—	—	—	—	—	—	(10,755)	(34,330)	(45,085)
Balance at June 30, 2022	$—	52,605,983	158,954,316	—	$5	$16	$—	$128,245	$(94,503)	$95,807	$129,570

Balance at January 1, 2023	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	—	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Employee stock purchase plan	—	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	$—	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426
Equity-based compensation	—	—	—	—	—	—	—	2,324	—	219	2,543
Common Unit redemption	—	2,112,345	(2,112,345)	—	—	—	—	230	—	(230)	—
Vesting of stock awards, net of shares withheld for taxes	—	174,530	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,228)	(10,437)	(14,665)
Balance at June 30, 2023	$—	60,750,253	151,044,097	—	$5	$16	$—	$134,953	$(112,761)	$47,091	$69,304
See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(31,986)	$(301,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,352	2,015
Equity-based compensation	5,049	3,238
Non-employee equity-based compensation	—	739
Amortization of debt issuance costs	52	261
Loss on sale of assets	128	—
Impairment on assets held for sale	1,202	—
Change in fair value of earn-out liability	—	209,651
Change in fair value of warrant liability	—	56,675
Change in fair value of derivative liability	—	2,335
Changes in operating assets and liabilities:
Accounts receivable, net	(2,058)	(6,243)
Inventories, net	(32,537)	(5,711)
Prepaid expenses and other assets	(2,248)	(4,635)
Accounts payable	22,112	(8,922)
Accrued liabilities	(5,043)	(3,105)
Deferred revenue and gift card liability	570	676
Operating lease liability	850	257
Other liabilities	100	145
Net cash used in operating activities	(40,457)	(54,536)
Investing activities
Purchases of property, plant and equipment	(10,009)	(9,400)
Proceeds from sale of equipment	186	—
Net cash used in investing activities	(9,823)	(9,400)
Financing activities
Proceeds from issuance of long-term debt, net of cash paid for debt issuance costs of $34 as of June 30, 2023 and $— as of June 30, 2022	199,000	7,597
Repayment of long-term debt	(167,783)	(23,617)
Financing lease obligations	(50)	13
Repayment of promissory note	(400)	—
Issuance of stock from the Employee Stock Purchase Plan	305	—
Distribution and redemption of Series A preferred equity	—	(127,853)
Proceeds from Business Combination, including PIPE investment	—	337,957
Payment of Business Combination costs	—	(31,638)
Redemption of Class A and Class B units	—	(20,145)
Redemption of incentive units	—	(3,627)
Net cash provided by financing activities	31,072	138,687
Net increase (decrease) in cash and cash equivalents	(19,208)	74,751
Beginning cash and cash equivalents	38,990	18,334
Ending cash and cash equivalents	$19,782	$93,085

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2023	2022
Non-cash operating activities
Recognition of right-of-use operating lease assets	$13,919	$10,392

Non-cash investing and financing activities
Accrued capital expenditures	2,956	23
Series A preferred exchange for PIPE shares	—	26,203
Series A preferred equity amortization	—	5,390

Supplemental cash flow information
Cash paid for income taxes	$422	$233
Cash paid for interest	$1,324	$531

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

Revenues from Company-operated stores are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Store revenues are reported excluding sales tax, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Deferred Revenue

Deferred revenue consists of amounts billed to or received from customers prior to delivery of products. The Company recognizes such amounts in revenues as the product is delivered.

Gift Cards

Gift cards are offered through the Company's e-commerce websites through the form of an e-certificate. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Gift cards can be redeemed online on the Company's website. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in "Revenue, net" on the unaudited consolidated statements of operations.

Loyalty Rewards Program

In August 2020, BRCC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are multiple levels in which customers can participate and earn loyalty points. Subscription customers (customers in the BRCC Coffee Club or subscribed to another subscription product type) are in the highest tier and earn 5% on purchases. Non-subscription customers earn 1% on purchases. Any customer who spends $200 or more annually can also earn 5% on purchases, after the spending criteria is met. In addition to earning points on purchases, customers can earn points through certain other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. The Company reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. BRCC loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are nontransferable. A portion of rewards are expected to expire and not be redeemed and will be recognized as income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis.

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

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 5, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and six months ended June 30, 2023 and 2022.

Franchise Store Revenues

Franchise rights may be granted through franchise agreements that set out the terms of the arrangement with the franchisee. The franchise agreements require that the franchisee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. A portion of these fees are dedicated for national marketing campaigns, promotional programs and materials, and other activities that we believe enhance the image of the BRCC brand. Continuing fees represent a portion of the consideration the Company receives under the franchise agreement. Continuing fees are typically billed and collected weekly. Continuing fees are recognized as the related store sales occur. Revenues from continuing fees are included in "Revenue, net" on the unaudited consolidated statements of operations.

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

The following table disaggregates revenue by sales channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wholesale	$50,010	$23,971	$90,007	$45,926
Direct to Consumer	34,586	36,962	71,366	75,294
Outpost	7,351	5,432	14,064	10,981
Total net sales	$91,947	$66,365	$175,437	$132,201

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 27% of revenue for the three months ended June 30, 2023. One wholesale customer and its affiliate represented 25% of revenue for the six months ended June 30, 2023. No single customer represented more than 10% of revenue for the three and six months ended June 30, 2022.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $718 and $942 as of June 30, 2023 and December 31, 2022, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.
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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $543 and $156 as of June 30, 2023 and December 31, 2022, respectively.

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

Leases

The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2026. The Company’s operating leases relate to the roasting facility in Tennessee and Outposts.
At the inception of each lease, the Company determines the appropriate classification for each lease as operating or finance. The Company has estimated that the lease term for Outposts is generally 10 to 15 years. Any initial direct costs are capitalized and amortized over the life of the lease.

Earn-out Liability

The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480 and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized on the Company’s unaudited consolidated statement of operations. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of June 30, 2023.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which did not meet the criteria for equity classification and were accounted for as liabilities. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusted the warrants to fair value at each reporting period with any changes in fair value recognized on the Company’s unaudited consolidated statement of operations. The public and private warrants were redeemed in May 2022. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of June 30, 2023.

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

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which it accounts are maintained and has not experience any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which two customers and their affiliates accounted for 52% of total outstanding receivables as of June 30, 2023 and three customers accounted for 51% of total outstanding receivables as of December 31, 2022. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $922 and $1,050 as of June 30, 2023 and December 31, 2022, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2023, the Company had no Level 3 financial assets or liabilities.

Series A Redeemable Preferred Equity

The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights in the passage of time). The Series A preferred units have been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of June 30, 2023.

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

3.Inventories, Net

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Coffee:
Unroasted	$3,940	$4,867
Finished Goods	17,329	15,365
Ready-to-Drink (raw materials)	17,026	16,610
Ready-to-Drink (finished goods)	64,286	33,413
Apparel and other merchandise	7,139	6,928
Total inventories, net	$109,720	$77,183

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
Building and leasehold improvements	$26,276	$25,024
Machinery and equipment	17,158	15,977
Computer equipment and software	10,353	6,071
Furniture and fixtures	2,729	1,804
Land	1,547	3,245
Vehicles	1,306	1,283
Construction in progress	14,599	15,780
Property, plant, and equipment, gross	73,968	69,184
Less: accumulated depreciation and amortization	(10,435)	(9,733)
Total property, plant and equipment, net	$63,533	$59,451

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$343	$207	$688	$412
General and administrative	1,276	811	2,636	1,586
Total depreciation expense	$1,619	$1,018	$3,324	$1,998

The total depreciation expense for internal use software included in the above table was $179 and $532 for the three and six months ended June 30, 2023, respectively, and $183 and $366 for the three and six months ended June 30, 2022, respectively. The Company accelerated depreciation for the internal use software beginning January 1, 2023. This additional depreciation expense was $57 and $227 for the three and six months ended June 30, 2023, respectively.

Substantially all long-lived assets are located in the United States.

Assets Held for Sale

The Company entered into a definitive agreement on June 27, 2023 to sell the land, building and improvements for one of BRCC's company-owned outposts for a total sale price of $1,500 with estimated closing costs of approximately $10 and an expected transaction closing during the third quarter of 2023. The net book value of the assets to be sold is approximately $2,692 as of June 30, 2023. The Company recorded an adjustment of approximately $1,202 in the current period of assets held for sale to recognize the assets at their estimated net realizable value less estimated cost to sell. This adjustment is presented within the "Impairment on assets held for sale" in the unaudited consolidated statement of operations. Simultaneously with closing on the property sale, the Company will enter into a lease with the buyer to continue the Company's operations of this Outpost location.

The Company entered into a definitive agreement on July 14, 2023 to sell an office property including the land, building and improvements for a total sale price of $4,200 with estimated closing costs of approximately $252 and an expected transaction closing during the third quarter of 2023. The net book value of the assets to be sold is approximately $2,553 as of June 30, 2023 which will result in a gain on the asset sale of approximately $1,395.

5.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$9,345	$7,768	$9,505	$7,334
Sales of gift cards	216	168	562	358
Redemption of gift cards	(115)	(110)	(489)	(303)
Increase from deferral of revenue	2,847	3,352	2,847	3,352
Decrease from revenue recognition	(3,127)	(3,627)	(3,560)	(3,603)
Loyalty Program points earned	1,043	628	1,565	1,248
Loyalty Program points redeemed/expired	(134)	(169)	(355)	(376)
Balance at end of period	$10,075	$8,010	$10,075	$8,010

6.Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accrued inventory purchases	$10,969	$15,035
Accrued compensation and benefits	5,414	7,393
Accrued marketing	2,400	3,077
Accrued freight	1,158	2,153
Accrued sales and other taxes	961	1,179
Credit card liabilities	241	888
Other accrued expenses	10,474	6,935
Total accrued liabilities	$31,617	$36,660

7.Long-Term Debt

The Company’s credit facilities and related balances were as follows:

	June 30,	December 31,
	2023	2022
Senior credit facility	$61,849	$30,000
Mortgages	4,808	7,102
Equipment term loan	3,577	3,814
Equipment financing loan	3,336	3,336
Notes payable	3,140	3,540
Retail facility	1,550	1,768
Total principal	78,260	49,560
Less debt issuance costs	(382)	(400)
Long-term debt, net	$77,878	$49,160

Current maturities:
Current maturities of principal	$2,198	$2,259
Less current portion of debt issuance costs	(115)	(116)
Current maturities of long-term debt, net	$2,083	$2,143
Long-term debt:
Non-current principal	$76,062	$47,301
Less non-current portion of debt issuance costs	(267)	(284)
Long-term debt, net	$75,795	$47,017

Future contractual maturities of credit facilities (not including debt issuance costs) as of June 30, 2023 are as follows:

Remainder of 2023	$1,596
2024	2,864
2025	5,265
2026	3,587
2027	62,791
Thereafter	2,157
Total	$78,260
19

Senior Credit Facility

In November 2022, Authentic Brands and certain of its subsidiaries entered into a credit agreement with Regions Bank, which provides for a revolving credit facility of up to $65,000, subject to a borrowing base determined from eligible accounts receivable and inventory (the "Senior Credit Facility"). In connection with the entry into the Senior Credit Facility, Authentic Brands and certain of its subsidiaries each granted a security interest in and liens upon substantially all of their assets in favor of the lender to secure obligations under the Senior Credit Facility. As of June 30, 2023, Authentic Brands has available credit under the Senior Credit Facility of $4,940. The Senior Credit Facility bears a variable interest rate based on the BSBY plus an applicable margin of either (i) 2.25% if excess borrowing availability is less than or equal to fifty percent of borrowing base, or (ii) 2.00% if excess borrowing availability is greater than fifty percent of borrowing base and matures in November 2027.

The Senior Credit Facility contains customary representations and affirmative and negative covenants, including limitations on Authentic Brands’ and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Senior Credit Facility contains financial covenants requiring Authentic Brands to maintain (i) minimum liquidity (as defined in the credit agreement) of at least $15,000, and (ii) a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.00 to 1.00, measured on a trailing 12-month basis beginning in March 2024 and for each month thereafter. At June 30, 2023, the Company was in compliance with such covenants. The Senior Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding amounts under the Senior Credit Facility may be accelerated and the lender may terminate its commitments thereunder.

Debt Issuance Costs

The Company capitalizes fees associated with the origination of its credit facilities which are presented on the unaudited consolidated balance sheets as a direct deduction from the carrying amount of the related loans. The debt issuance costs are amortized using the effective interest method. Amortization of the debt issuance costs was $19 and $52 for the three and six months ended June 30, 2023, respectively, and $18 and $261 for the three and six ended June 30, 2022, respectively. These costs are included in interest expense on the unaudited consolidated statements of operations.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units from former employees. The notes are payable in four annual installment payments. As of June 30, 2023, the outstanding balance on the notes payable is $1,941.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of June 30, 2023, the outstanding balance on the notes payable is $1,199.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. The Business Combination occurred on February 9, 2022. As a result, net loss for the quarter ended March 31, 2022 was attributed to the pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through March 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to the Company and its respective non-controlling interests. Following the Business Combination, the Company’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively. As of June 30, 2023, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 28.6% and 71.4%, respectively.

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

The following table summarizes the changes in the number of Incentive Units for the six months ended June 30, 2023:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2023	14,210	$192.52
Granted	—	—
Forfeited	—	—
Granted and outstanding at June 30, 2023	14,210	$192.52
Vested at June 30, 2023	4,398	$212.38

As of June 30, 2023, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately two years was $1,829.

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

Stock Options

The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

Weighted average grant date fair value	$3.41
Expected dividend	—
Expected volatility	62%
Risk-free interest rate	3.33%
Options term (in years)	4.5

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

The following table summarizes information about stock options activities for the six months ended June 30, 2023:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	792,370	$9.77
Granted	1,888,882	5.26
Forfeited	(72,347)	11.13
Outstanding at June 30, 2023	2,608,905	$6.42
Vested at June 30, 2023	186,742	$9.95

As of June 30, 2023, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately three years was $7,382.

Restricted Stock Units

The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values were based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	823,829	$10.68
Granted	1,347,403	5.36
Forfeited	(101,401)	10.09
Vested	(307,642)	12.27
Nonvested at June 30, 2023	1,762,189	$6.37

As of June 30, 2023, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $10,236.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A common stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of June 30, 2023. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of June 30, 2023, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately four years was $2,480.

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

10.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $254 and $511 for the three and six months ended June 30, 2023, respectively, and $223 and $417 for the three and six months ended June 30, 2022, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(2)
Numerator:
Net loss	$(14,665)	$(45,085)	$(31,986)	$(299,221)
Less: Net loss attributable to non-controlling interests	(10,437)	(34,330)	(22,958)	(228,236)
Net loss attributable to Class A Common Stock - basic and diluted(1)	$(4,228)	$(10,755)	$(9,028)	$(70,985)

Denominator:
Weighted-average shares of Class A Common Stock outstanding(1)	58,741,717	49,771,104	58,607,290	47,789,909
Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.07)	$(0.22)	$(0.15)	$(1.49)

(1) For the six months ended June 30, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through June 30, 2022, the period following the Business Combination, as defined in Note 1, Organization and Nature of Business.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(2)
Stock options	2,608,905	612,610	2,608,905	612,610
Common Units	151,044,097	158,954,316	151,044,097	158,954,316
RSUs	1,762,189	482,499	1,762,189	482,499
PSUs	8,462,412	—	8,462,412	—
Incentive Units	14,210	16,445	14,210	16,445
Employee Stock Purchase	95,309	—	95,309	—
Total units excluded from computation of diluted net loss per share	163,987,122	160,065,870	163,987,122	160,065,870

(2) The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. This represents only the period from February 9, 2022 through June 30, 2022, the period following the Business Combination, as defined in Note 1, Organization and Nature of Business.

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

The following tables summarize the Company's significant vendors/suppliers and the proportion of their impact on the following operations for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Number of Vendors	Concentration Rate	Number of Vendors	Concentration Rate
Coffee supplier accounts	4	52.2%	2	69.2%
Shipping provider accounts	5	69.6%	3	77.4%
Primary fulfillment service provider accounts	3	86.8%	1	98.6%
Marketing provider accounts	6	47.8%	5	42.0%

	Six Months Ended June 30,
	2023		2022
	Number of Vendors	Concentration Rate	Number of Vendors	Concentration Rate
Coffee supplier accounts	5	54.3%	2	66.9%
Shipping provider accounts	4	60.6%	4	80.9%
Primary fulfillment service provider accounts	3	84.3%	1	98.2%
Marketing provider accounts	6	43.8%	8	40.5%

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The Company is negotiating with suppliers to amend or terminate certain purchase agreements. If negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods.

The amounts in the table below represents the Company's future minimum purchase commitments as of June 30, 2023 are as follows:

Remainder of 2023	$19,330
2024	46,400
2025	22,410
2026	—
2027	—
Thereafter	—
Total	$88,140

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $326 related to potential sales and other tax exposure as of June 30, 2023 and December 31, 2022, which is included in accrued liabilities on the accompanying unaudited consolidated balance sheets.

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

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc, v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which is currently pending. The Company maintains all royalties expire upon expiration of the parties’ contract on December 31, 2023, and prior to such expiration, only SKUs manufactured at co-manufacturers SEI introduced the Company to, are subject to such royalty. Through June 30, 2023, the Company has expensed all royalties for co-manufacturers which SEI introduced, and all agreed upon expense reimbursements. Disputed expense reimbursements are immaterial to the Company’s operations.

15.Subsequent Events

On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into (i) a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500) (the “ABL Facility”), and (ii) a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50,000 (the “Term Loan”) and a bridge loan in the amount of $6,000 (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

The obligations under the Credit Agreements are guaranteed by each Borrower and each Borrower’s direct and indirect, existing and future domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors” and each, a “Guarantor”). The obligations under the ABL Credit Agreement are secured by a first priority lien on certain deposit accounts, cash and cash equivalents, credit card payments, accounts receivable, inventory and other related assets of the Guarantors (the “ABL Priority Collateral”) and a second priority lien on substantially all of the other assets of the Guarantors. The obligations under the Term Loan Credit Agreement are secured by a second priority lien on the ABL Priority Collateral and a first priority lien on substantially all of the other assets of the Guarantors.

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Borrowers to maintain (i) consolidated EBITDA of at least $(2,460) for the fiscal quarter ended September 30, 2023, which amount increases incrementally over the next 15 quarters to $40,000 for the 4 fiscal quarters ended June 30, 2027, and each 4 fiscal quarter period ending thereafter until maturity; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly on a trailing 12 month basis, following the Availability Block Release Date (as defined below); (iii) minimum liquidity of at least $15,000, which amount is reduced to $7,500 following the Availability Block Release Date; and (iv) minimum average liquidity of at least $9,375 following the Availability Block Release Date. The Credit Agreements also limit the Borrowers’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

On the Closing Date, Authentic Brands used the proceeds from the Term Loan Facility and approximately $13,941 of borrowings under the ABL Facility (i) to retire the Senior Credit Facility and real estate term loan facility with Regions Bank and the equipment financing facility with Regions Commercial Equipment Finance, LLC and Regions Equipment Finance Corporation, (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes.

ABL Credit Agreement with PNC

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes.

Borrowings under the ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%, in each case subject to a 0.25% reduction following the Availability Block Release Date. “Base Rate” means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. The Borrowers are also required to pay certain fees in connection with the ABL Credit Agreement, including an unused commitment fee based on the average daily unused portion of the ABL Facility, equal to 0.375% on an annual basis.

The ABL Facility matures on the earlier of (i) August 10, 2028 and (ii) the date that is 91 days prior to the scheduled maturity date of any other debt in excess of $2,500, subject to certain exceptions.

Term Loan Credit Agreement

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. The base rate and term SOFR rate are subject to floors of 4.00% and 3.00%, respectively. The Bridge Loan does not accrue interest until November 8, 2023.

The Term Loan Facility requires the Borrowers to make quarterly principal repayments in an aggregate principal amount equal to (i) 1.25% of the original aggregate principal amount of the Term Loan commencing with the fiscal quarter ending September 30, 2024 through the fiscal quarter ending June 30, 2025, (ii) 2.50% of the original aggregate principal amount of the Term Loan commencing with the fiscal quarter ending September 30, 2025 through the fiscal quarter ending June 30, 2026, and (iii) 3.125% of the original aggregate principal amount of the Term Loan commencing with the fiscal quarter ending September 30, 2026 through the maturity date of the Term Loan. The Term Loan Facility is also subject to mandatory prepayment (x) to the extent the outstanding obligations under the Term Loan Facility exceed a borrowing base calculated by reference to the value of certain eligible intellectual property, equipment and real property, offset by certain reserves, and (y) of up to 50% of the Borrowers’ excess cash flows beginning in 2026. The Borrowers may voluntarily prepay amounts outstanding under the Term Loan Facility at any time, subject in certain cases to a prepayment premium.

The Term Loan matures on the earlier of (i) August 10, 2028 and (ii) the date that is 91 days prior to the scheduled maturity date of any other debt in excess of $2,500, subject to certain exceptions. The Bridge Loan matures on November 8, 2023, provided that up to $1,600 of the Bridge Loan may be extended to December 8, 2023 subject to the satisfaction of certain conditions.

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

Overview

Black Rifle Coffee Company is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2.4 million consumers through our Direct To Consumer ("DTC") channel since inception, more than 231,000 active Coffee Club subscribers, and 13.5 million social media followers across BRCC's, our co-founders', and our key media personalities' accounts as of June 30, 2023. At BRCC, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging cause-related media content, self-produced podcasts, and digital and print journalism in-house to inform, inspire, entertain, and build our community. We also sell BRCC-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active duty military, veterans, first responders, and those who love America.

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

We own one roasting facility focused on large batch roasting. Our coffee beans are primarily roasted in-house in the United States to ensure consistency and quality of product. Our coffee beans are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.

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

We continue to experience strong revenue growth. Revenue increased to $91.9 million and $175.4 million for the three and six months ended June 30, 2023, respectively, as compared to $66.4 million and $132.2 million for the three and six months ended June 30, 2022, respectively, representing growth of 39% and 33%, respectively. This growth was primarily driven by our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

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

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added another 11-ounce SKU and three high-caffeine, boldly-flavored 15-ounce SKUs. Four of these SKUs have grown to become top-35 products in the RTD coffee category on a dollar to percent average cost value basis and can be found in more than 82,000 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality coffee beans possible to deliver to our customers.

Our Ability to Manage Our Supply Chain

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, and since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 70% of our bagged roasted coffee is roasted in-house and 100% is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, leads cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers, and are party to long term contracts which frequently require minimum future quantities, which, if not met, will result in "take or pay" charges to us.

Results of Our Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three and six months ended June 30, 2023 and 2022.

The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$91,947	$66,365	$175,437	$132,201
Cost of goods sold	59,741	43,809	115,720	86,432
Gross profit	32,206	22,556	59,717	45,769
Operating expenses
Marketing and advertising	7,013	9,026	14,157	17,177
Salaries, wages and benefits	18,356	15,539	38,180	31,557
General and administrative	19,296	14,831	37,054	29,718
Impairment on assets held for sale	1,202	—	1,202	—
Total operating expenses	45,867	39,396	90,593	78,452
Operating loss	(13,661)	(16,840)	(30,876)	(32,683)
Non-operating income (expense)
Interest expense, net	(791)	(176)	(1,114)	(666)
Other income (expense), net	(156)	(56)	117	293
Change in fair value of earn-out liability	—	(38,553)	—	(209,651)
Change in fair value of warrant liability	—	5,435	—	(56,675)
Change in fair value of derivative liability	—	5,172	—	(2,335)
Total non-operating income (expenses)	(947)	(28,178)	(997)	(269,034)
Loss before income taxes	(14,608)	(45,018)	(31,873)	(301,717)
Income tax expense	57	67	113	195
Net loss	$(14,665)	$(45,085)	$(31,986)	$(301,912)

Results of Our Operating Income (Expense)

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table compares the three months ended June 30, 2023 to the corresponding period in 2022 (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue, net	$91,947	$66,365	$25,582	39%
Cost of goods sold	59,741	43,809	15,932	36%
Gross profit	$32,206	$22,556	$9,650	43%
Gross margin(1)	35.0%	34.0%
Total operating expenses	$45,867	$39,396	$6,471	16%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the three months ended June 30, 2023 increased $25.6 million, or 39%, to $91.9 million as compared to $66.4 million for the corresponding period in 2022. This increase was primarily due to our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Wholesale	$50,010	$23,971	$26,039	109%
Direct to Consumer	34,586	36,962	(2,376)	(6)%
Outpost	7,351	5,432	1,919	35%
Total net sales	$91,947	$66,365	$25,582	39%

Net revenue for our Wholesale channel for the three months ended June 30, 2023 increased $26.0 million, or 109%, to $50.0 million as compared to $24.0 million for the corresponding period in 2022. The largest increase came from the entry into the FDM Wholesale channel. In addition, RTD product sales increased through national distributors and retail accounts from 67,000 doors as of June 30, 2022 to 82,000 doors as of June 30, 2023.

Net revenue for our DTC channel for the three months ended June 30, 2023 decreased $2.4 million, or 6%, to $34.6 million as compared to $37.0 million for the corresponding period in 2022, primarily due to decreased marketing spend and the decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.

Net revenue for our Outpost channel for the three months ended June 30, 2023 increased $1.9 million, or 35%, to $7.4 million as compared to $5.4 million for the corresponding period in 2022. This was primarily due to an increase in the number of company-owned Outposts which increased to a total of seventeen Outposts as of June 30, 2023 as compared to a total of ten Outposts as of June 30, 2022.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, and credit card fees.

Cost of goods sold for the three months ended June 30, 2023 increased $15.9 million, or 36%, to $59.7 million as compared to $43.8 million for the corresponding period in 2022. The increase in expense was driven primarily by higher sales. Gross margin increased 100 basis points to 35.0% for the three months ended June 30, 2023 as compared to 34.0% for the corresponding period in 2022. Gross margin improved primarily due to favorable product mix shift, as coffee and rounds sold to FDM customers has higher gross margins as compared to other channels.

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

Total operating expenses for the three months ended June 30, 2023 increased $6.5 million, or 16%, to $45.9 million as compared to $39.4 million for the corresponding period in 2022.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Marketing and advertising	$7,013	$9,026	$(2,013)	(22)%
Salaries, wages and benefits	18,356	15,539	2,817	18%
General and administrative	19,296	14,831	4,465	30%
Impairment on assets held for sale	1,202	—	1,202	100%
Total operating expenses	$45,867	$39,396	$6,471	16%

Marketing and advertising expenses decreased by $2.0 million, or 22%, to $7.0 million as compared to $9.0 million for the corresponding period in 2022. This decrease was due to strategic reductions in lower returning advertising platforms, partially offset by increased costs incurred in connection with the expansion of existing partnerships. In addition, marketing and advertising spend has been impacted by channel mix with revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC.

Salaries, wages and benefits expenses increased by $2.8 million, or 18%, to $18.4 million as compared to $15.5 million for the corresponding period in 2022. This increase was due to an increase in employee headcount to support our significant sales growth and investment in new stores opened and existing channels as we continue to build out additional revenue streams and expand product lines.

General and administrative expenses increased by $4.5 million, or 30%, to $19.3 million as compared to $14.8 million for the corresponding period in 2022. The increase was primarily due to continued legal fees related to non-routine legal matters arising from the Business Combination in 2022.

The Company recorded an impairment of $1.2 million relating to an Outpost location which is recorded as an asset held for sale.

Comparison of the six months ended June 30, 2023 to the six months ended June 30,2022

The following table compares the six months ended June 30, 2023 to the corresponding period in 2022 (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue, net	$175,437	$132,201	$43,236	33%
Cost of goods sold	115,720	86,432	29,288	34%
Gross profit	$59,717	$45,769	$13,948	30%
Gross margin(1)	34.0%	34.6%
Total operating expenses	$90,593	$78,452	$12,141	15%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the six months ended June 30, 2023 increased $43.2 million, or 33%, to $175.4 million as compared to $132.2 million for the corresponding period in 2022. This increase was primarily due to our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Wholesale	$90,007	$45,926	$44,081	96%
Direct to Consumer	71,366	75,294	(3,928)	(5)%
Outpost	14,064	10,981	3,083	28%
Total net sales	$175,437	$132,201	$43,236	33%

Net revenue for our Wholesale channel for the six months ended June 30, 2023 increased $44.1 million, or 96%, to $90.0 million as compared to $45.9 million for the corresponding period in 2022. The largest increase came from the entry into FDM within our Wholesale channel. In addition, RTD product sales in our Wholesale channel increased through national distributors and retail accounts from 67,000 doors as of June 30, 2022 to 82,000 doors as of June 30, 2023.

Net revenue for our DTC channel for the six months ended June 30, 2023 decreased $3.9 million, or 5%, to $71.4 million as compared to $75.3 million for the corresponding period in 2022, primarily due to decreased marketing spend and the decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.

Net revenue for our Outpost channel for the six months ended June 30, 2023 increased $3.1 million, or 28%, to $14.1 million as compared to $11.0 million for the corresponding period in 2022. This was primarily due to an increase in the number of company-owned Outposts which increased to a total of seventeen Outposts as of June 30, 2023 as compared to a total of ten Outposts as of June 30, 2022.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, shipping, and credit card fees.

Cost of goods sold for the six months ended June 30, 2023 increased $29.3 million, or 34%, to $115.7 million as compared to $86.4 million for the corresponding period in 2022. The increase was driven primarily by higher sales. In addition, product costs increased due to the increased price of raw coffee beans and RTD raw materials from adding capacity to new co-manufacturing locations leading to higher volumes of transportation and carrying cost. Product mix shift also impacted margins, as FDM has higher gross margins as compared to other channels. Gross margin decreased 60 basis points to 34.0% for the six months ended June 30, 2023 as compared to 34.6% for the corresponding period in 2022.

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

Total operating expenses for the six months ended June 30, 2023 increased $12.1 million, or 15%, to $90.6 million as compared to $78.5 million for the corresponding period in 2022.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Marketing and advertising	$14,157	$17,177	$(3,020)	(18)%
Salaries, wages and benefits	38,180	31,557	6,623	21%
General and administrative	37,054	29,718	7,336	25%
Impairment on assets held for sale	1,202	—	1,202	100%
Total operating expenses	$90,593	$78,452	$12,141	15%

Marketing and advertising expenses decreased by $3.0 million, or 18%, to $14.2 million as compared to $17.2 million for the corresponding period in 2022. This decrease was due to strategic reductions in lower returning advertising platforms, partially offset by increased costs incurred in connection with the expansion of existing partnerships. In addition, marketing and advertising spend has been impacted by channel mix with revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC.

Salaries, wages and benefits expenses increased by $6.6 million, or 21%, to $38.2 million as compared to $31.6 million for the corresponding period in 2022. This increase was due to an increase in employee headcount to support our significant sales growth and investment in new stores opened and existing channels as we continue to build out additional revenue streams and expand product lines, as well as, $1.1 million in severance related to reductions in headcount across the company.

General and administrative expenses increased by $7.3 million, or 25%, to $37.1 million as compared to $29.7 million for the corresponding period in 2022. The increase was due to growth of corporate infrastructure primarily in information technology, as well as, professional services to support the expansion of new and existing sales channels and product lines.

The Company recorded an impairment of $1.2 million relating to an Outpost location which is recorded as an asset held for sale.

Results of Our Non-Operating Income (Expenses)

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense	$(791)	$(176)	$(615)	349%
Other income (expense), net	(156)	(56)	(100)	179%
Change in fair value of earn-out liability	—	(38,553)	38,553	(100)%
Change in fair value of warrant liability	—	5,435	(5,435)	100%
Change in fair value of derivative liability	—	5,172	(5,172)	100%
Total non-operating income (expenses)	$(947)	$(28,178)	$27,231	(97)%

Interest expense for the three months ended June 30, 2023 increased $0.6 million, or 349%, to $0.8 million as compared to $0.2 million for the corresponding period in 2022. The increase in interest expense is a result of an increase in total debt balances and a higher weighted average interest rate for the three months ended June 30, 2023 of 6.97% as compared to 3.20% in the corresponding period in 2022, offset by capitalized interest for current projects.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates. The decrease for the three months ended June 30, 2023, as compared to the corresponding period in 2022 was due to lower credit card rebates received in 2023.

For the three months ended June 30, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The liabilities were settled prior to December 31, 2022 and therefore were not recurring for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense	$(1,114)	$(666)	$(448)	67%
Other income (expense), net	117	293	(176)	60%
Change in fair value of earn-out liability	—	(209,651)	209,651	(100)%
Change in fair value of warrant liability	—	(56,675)	56,675	(100)%
Change in fair value of derivative liability	—	(2,335)	2,335	(100)%
Total non-operating income (expenses)	$(997)	$(269,034)	$268,037	(100)%

Interest expense for the six months ended June 30, 2023 increased $0.4 million, or 67%, to $1.1 million as compared to $0.7 million for the corresponding period in 2022. The increase in interest expense is a result of an increase in total debt balances and a higher weighted average interest rate for the six months ended June 30, 2023 of 5.22% as compared to 3.18% in the corresponding period in 2022, offset by capitalized interest for current projects.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates. The decrease for the six months ended June 30, 2023, as compared to the corresponding period in 2022,was due to lower credit card rebates received in 2023.

For the six months ended June 30, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The liabilities were settled prior to December 31, 2022 and therefore were not recurring for the six months ended June 30, 2023.

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

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facility. As of June 30, 2023, our cash and cash equivalents were $19.8 million and our working capital was $81.3 million.

Credit Facilities and Promissory Note

The equipment financing loan is secured by the equipment financed and is at an interest rate of the Bloomberg Short Term Bank Yield Index ("BSBY") plus 3.50%. As of June 30, 2023, the Company has available credit under the equipment financing loan and the retail facility of $6.3 million and $4.5 million, respectively.

As of June 30, 2023, we have $4.9 million available borrowings under our credit facility. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants, including a $15.0 million minimum liquidity condition.

On August 10, 2023, we entered into the Credit Agreements and retired our previous credit facility and real estate term loan facility with Regions Bank and the equipment financing facility with Regions Commercial Equipment Finance, LLC and Regions Equipment Finance Corporation. See Note 15, Subsequent Events, to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding the Credit Agreements.

Cash Requirements

We believe that these sources of liquidity will be sufficient to fund our debt service requirements, lease obligations working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We expect we may continue to incur net operating losses and negative cash flows from operations, and we expect our general and administrative expenses and capital expenditures will continue to increase over time as we continue to expand our operations, product offerings and customer base.

Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our continued expansion into the Wholesale channel and growth of Outposts as well as decisions on whether to manufacture products in house versus outsourcing production to co-manufacturers. We currently expect to fund our material capital requirements, mainly working capital, with proceeds from operations and our asset-backed revolving credit facility, but we may also seek additional debt or equity financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Cash flows used in operating activities	$(40,457)	$(54,536)	$14,079	26%
Cash flows used in investing activities	(9,823)	(9,400)	(423)	(5)%
Cash flows provided by financing activities	31,072	138,687	(107,615)	(78)%
Net increase (decrease) in cash and cash equivalents	$(19,208)	$74,751	$(93,959)	(126)%

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our Wholesale channels.

Net cash used in operating activities was $40.5 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $54.5 million for the corresponding period in 2022. The total decrease of $14.1 million in net cash used was primarily due to an increase in accounts payable with decreases in accounts receivable and prepaid expenses and other assets. These changes were partially offset by an increase in inventory for the period.

Investing Activities

Net cash used in investing activities was $9.8 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $9.4 million for the corresponding period in 2022. The $0.4 million increase in net cash used was primarily due to continued capital expenditure projects for our Outpost locations and roasting facility offset by proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities was $31.1 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $138.7 million for the corresponding period in 2022. The $107.6 million decrease in net cash provided by financing activities was primarily due to activity related to the Business Combination that occurred in the six months ended June 30, 2022 that was not recurring in the same period for 2023. For the six months ended June 30, 2023, net cash provided by financing was due to proceeds from issuance of long-term debt, net of repayment of long-term debt.

Commitments
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The minimum purchase amounts are based on quantity and, in the aggregate, will be approximately $19.3 million for the remainder of 2023, $46.4 million for 2024 and $22.4 million for 2025. The Company is negotiating with suppliers to amend or terminate certain purchase agreements. If negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods.

Liabilities relating to operating leases that have commenced as of June 30, 2023 have been reported on the balance sheet as operating lease liabilities. As of June 30, 2023, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 10 years to 20 years.

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

Interest Rate Risk

In order to maintain liquidity and fund certain business operations, our Senior Credit Facility bears a variable interest rate based on the BSBY plus 2.25%. The Equipment Line bears a variable interest rate based on the BSBY plus 3.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of June 30, 2023, we had $61.8 million outstanding on the Senior Credit Facility with available borrowings of $4.9 million. As of June 30, 2023, we had $3.3 million outstanding on the Equipment Line with available borrowings of $6.3 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.3 million.

On August 10, 2023, we entered into the Credit Agreements and retired our previous Senior Credit Facility and real estate term loan facility with Regions Bank and the Equipment Line. See Note 15, Subsequent Events, to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding the Credit Agreements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosures controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14, Commitments and Contingencies, to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this 10-Q, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2022 Form 10-K other than the following:

Our business relies on co-manufacturer and third party suppliers to supply our products, and loss of one or more of our co-manufacturers, our failure to identify new co-manufacturers, or inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.

We rely on co-manufacturers to provide us with a significant portion of our production capacity, in particular with our RTD products, and certain suppliers to supply various components of co-manufactured products, such as dairy and aluminum cans. Our co-manufacturers have been integral in the development of our products, and we have recently in-housed the sales and marketing efforts concerning these products. Failure by us to maintain our relationship with these co-manufacturers or failure to successfully in-house our sales and marketing efforts for these products could adversely affect our operating results. The terms of our co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders, others do and will in the future commit us to significant purchases over a number of years. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. The terms of an anticipated long-term agreement with our broker are currently being negotiated in the context of historical arrangements, about which there are certain disagreements. Any dispute with our broker could result in litigation in the future. An adverse outcome to any such dispute could harm our business.

If, for any reason, our co-manufacturers or raw material suppliers cannot fulfill their obligations, or our contract with one or more of our co-manufacturers is terminated, or if our needs are less than we have contracted for, our business may suffer. We have historically experienced meaningful variability of our needs for co-manufacturing and various components of co-manufactured goods, and if we do not effectively manage those arrangements or if our forecasting is not accurate, we may experience expiring stock of co-manufactured products, or excess commitments to purchase co-manufactured finished goods and/or components of co-manufactured goods, including aluminum cans and perishable ingredients, resulting in either excess inventory or “take or pay” payments. Any charges related to the write off of excess inventories or payments required under "take or pay" agreements could have a material adverse effect on our business, operating results, and financial condition. The Company is negotiating with suppliers to amend or terminate certain purchase agreements. If negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods, which the Company anticipates may be substantial, including during 2023.

If we need to replace a co-manufacturer or supplier of goods for co-manufactured products, there can be no assurance that additional capacity will be available in a timely manner and in the quantities required, that our quality control requirements will be met, that we will be able to utilize the product formulas or other intellectual property developed with the co-manufacturer, or that the commercial terms of a replacement will be favorable. If we fail to replace a co-manufacturer or supplier, we may be required to reduce our overall production, or increase our production by a smaller amount than forecasted, which could result in loss of sales and reputational harm. Further, an interruption in, or the loss or reduction of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, contamination, disease outbreaks, terrorism, natural disasters, regulatory restrictions, or any other reason, could delay, postpone, or reduce production of our products, which could have a material adverse effect on our business until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of high-quality co-manufacturers and suppliers that can meet our pricing requirements and quality control standards. As we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. The loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer, or any failure to identify and engage co-manufacturers to increase production capacity, could delay or postpone the production of our products or reduce our overall production capacity, either of which could have a material adverse effect on our business, operating results, and financial condition.

Authentic Brands’ debt obligations could impair our financial condition and adversely affect our business, and we may be unable to generate the cash flow to service such debt obligations.

On August 10, 2023, Authentic Brands entered into (i) the Term Loan Credit Agreement, which provides for a $50 million senior secured term loan credit facility and a $6 million bridge loan facility, and (ii) the ABL Credit Agreement, which provides for an asset-based revolving credit facility with committed maximum borrowing capacity of $75 million. Such substantial indebtedness has important consequences for us, including:

•a significant portion of our cash flow will be used to service such indebtedness, thereby limiting the availability of our cash flow to fund future growth, capital expenditures, working capital, business activities and other general corporate requirements;
•restrictive covenants in the debt agreements could prevent us from borrowing additional funds for working capital, capital expenditures, and debt service requirements, which could result in an inability to fund our growth or result in a default under the debt agreements;
•an increase in interest rates, as experienced since 2022 or as we may experience in the future, could significantly increase the cost of the variable rate debt under the debt agreements;
•any inability to service or refinance such indebtedness or the acceleration of such indebtedness could result in default which could result in all of the outstanding indebtedness becoming due and payable, an inability to access the revolving credit facility (in whole or in part), foreclosure against the borrowers’ assets, and bankruptcy or liquidation;
•such indebtedness increases our vulnerability to economic downturns and adverse industry conditions and reduces our flexibility to plan for, or react to, changes in our business or industry; and
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors with less indebtedness, may be compromised due to the indebtedness and the restrictive covenants in the debt agreements.
To the extent we incur additional indebtedness, the risks described above could increase.

We can provide no assurance that our business will generate sufficient cash flow from operations to service or repay the debt obligations, or that we will have the ability to issue new debt, draw on the revolving credit facility, or find other alternative sources of funds to satisfy our obligations and working capital needs. Our ability to meet expenses and debt service obligations will depend on our future performance, which could be affected by financial, business, economic and other factors. Our inability to generate sufficient cash flow to satisfy the debt obligations, or to refinance the indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition, results of operations, and cash flows.

Authentic Brands’ debt agreements impose restrictions on our business.

Authentic Brands’ debt agreements contain, and any future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on Authentic Brands’ and its subsidiaries’ ability to, among other things:

•incur additional debt or liens;
•pay dividends or make other distributions or restricted payments to BRC Inc.;
•make certain investments;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and
•alter the businesses they conduct.

As a result of these covenants, we will continue to be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. To the extent we would wish to engage in any of the prohibited actions, we would need to obtain consent under the debt agreements, which may not be timely forthcoming or at all.

In addition, the debt agreements require the borrowers to maintain (i) certain minimum consolidated EBITDA levels each quarter, (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly following the satisfaction of certain conditions, and (iii) certain minimum liquidity levels. We cannot provide assurance that the borrowers will satisfy these financial covenants. The borrowers’ ability to satisfy these financial covenants will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.

A breach of any of these covenants could result in a default under the debt agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders thereunder to cease making loans to the borrowers. If a default event were to occur, we may not have sufficient available cash to repay such outstanding debt obligations at the time they become due or be able to refinance such debt on acceptable terms or at all. Any of the foregoing limitations or events could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Engagement Agreement with Interim Chief Financial Officer

On August 8, 2023, the Company entered an agreement relating to Mr. Weinsten’s compensation as interim Chief Financial Officer, with Mr. Weinsten’s employer, Berkeley Research Group, LLC (“BRG”). Pursuant to this Agreement, Mr. Weinsten will be paid $200,000 per month for his services, and services of other BRG personnel, if needed, will be at their standard hourly rates. The Company will pay a completion fee of an additional $100,000 in aggregate for the first three months, pro rated if Mr. Weinsten’s services are terminated within three months, and at a specified increasing rate thereafter. The agreement contains customary indemnification and confidentiality terms. The foregoing summary is qualified in all respects by the full text of the agreement, which will be filed with the Company’s next Quarterly Report on Form 10-Q.

Appointment of Chris Clark as Chief Technology and Operations Officer

On August 8, 2023, the Board of Directors appointed Chris Clark as the Company’s Chief Technology and Operations Officer. Mr. Clark previously served as Chief Technology Officer of the Company since May 2022. Prior to joining the Company, Mr. Clark served as the Chief Information Officer for Levi Strauss & Co. since 2017. Prior to Levi’s, Mr. Clark was VP of Supply Chain Solutions at Lululemon Athletica, working as a partner between technology and the business to achieve enterprise goals. His career also includes multiple senior leadership positions at GAP Inc., where he led technology related to global supply chain systems and global application delivery operations. His private sector experience followed five years of military service as an aviation officer in the United States Army after graduating from the U.S. Military Academy at West Point with a Bachelor of Science in Mechanical Engineering.

Mr. Clark’s base salary will be $400,000 per year, and Mr. Clark will be eligible to participate in the Company’s discretionary bonus program, with a target bonus of 75% of base salary. In connection with Mr. Clark’s promotion, the Compensation Committee approved equity awards to Mr. Clark consisting of stock options with a grant date fair value of $195,000 and restricted stock units with a grant date fair value of $65,000. The Company has entered into a customary indemnification agreement with Mr. Clark. Mr. Clark will also be eligible to participate in the benefits available to the Company’s executive officers.

There are no family relationships between Mr. Clark and any director or executive officer of the Company. There are no transactions between Mr. Clark and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Compensation of President and Chief Marketing Officer

As previously disclosed, on June 28, 2023, the Company appointed Chris Mondzelewski as the Company’s President, in addition to Mr. Mondzelewski’s role as Chief Marketing Officer of the Company. On August 8, 2023, the Compensation Committee approved changes to Mr. Mondzelewski’s compensation in connection with his appointment as President. Mr. Mondzelewski’s base salary will be $500,000 per year, and Mr. Mondzelewski will be eligible to participate in the

Company’s discretionary bonus program, with a target bonus of 75% of base salary. The Compensation Committee also approved equity awards to Mr. Mondzelewski consisting of stock options with a grant date fair value of $1,425,000 and restricted stock units with a grant date fair value of $475,000. Mr. Mondzelewski will also be eligible to participate in the benefits available to the Company’s executive officers.

Item 6. Exhibits

Exhibit	Description

10.1*	Transition and Separation Agreement, dated April 18, 2023, among the Company, Black Rifle Coffee Company LLC and Heath Nielsen.

10.2*	Separation and Release Agreement, dated June 23, 2023, between the Company and Gregory J. Iverson.

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
August 10, 2023		Chief Financial Offer
(Principal Financial Officer)