Form 10-Q
period 2023-09-30
BRC Inc.
filed 2023-11-09
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had (i) 64,021,915 shares of Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 148,019,892 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to achieve sustained profitability;
•Negative publicity affecting our brand and reputation, or the reputation of key employees;
•Failure to manage our debt obligations;
•Failure to effectively make use of assets received under bartering transactions;
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
•Decrease in success of the direct to consumer revenue channel;
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
•Failure to properly manage our rapid growth, inventory needs, and relationships with various business partners;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,667	$38,990
Restricted cash	1,465	—
Accounts receivable, net	24,621	22,337
Inventories, net	91,373	77,183
Prepaid expenses and other current assets	13,959	6,783
Total current assets	138,085	145,293
Property, plant and equipment, net	64,883	59,451
Operating lease, right-of-use asset	35,963	20,050
Identifiable intangibles, net	382	225
Other	313	315
Total assets	239,626	225,334
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	26,128	12,429
Accrued liabilities	33,437	36,660
Deferred revenue and gift card liability	10,160	9,505
Current maturities of long-term debt, net	1,896	2,143
Current operating lease liability	2,402	1,360
Current maturities of finance lease obligations	82	95
Total current liabilities	74,105	62,192
Non-current liabilities:
Long-term debt, net	70,094	47,017
Finance lease obligations, net of current maturities	99	221
Operating lease liability	35,252	19,466
Other non-current liabilities	623	502
Total non-current liabilities	106,068	67,206
Total liabilities	180,173	129,398
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 63,641,996 shares issued and outstanding as of September 30, 2023	5	5
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 148,395,692 shares issued and outstanding as of September 30, 2023	16	16
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of September 30, 2023	—	—
Additional paid in capital	137,457	129,508
Accumulated deficit	(115,993)	(103,733)
Total BRC Inc.'s stockholders' equity	21,485	25,796
Non-controlling interests	37,968	70,140
Total stockholders' equity	59,453	95,936
Total liabilities and stockholders' equity	$239,626	$225,334

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$100,536	$75,494	$275,974	$207,695
Cost of goods sold	66,477	51,549	182,197	137,981
Gross profit	34,059	23,945	93,777	69,714
Operating expenses
Marketing and advertising	8,260	7,414	22,418	24,591
Salaries, wages and benefits	13,907	15,848	52,087	47,405
General and administrative	19,474	16,301	56,529	46,019
Other operating (income) expense, net	(596)	—	734	—
Total operating expenses	41,045	39,563	131,768	118,015
Operating loss	(6,986)	(15,618)	(37,991)	(48,301)

Non-operating income (expense)
Interest expense, net	(3,544)	(470)	(4,658)	(1,136)
Other income (expense), net	(108)	57	138	350
Change in fair value of earn-out liability	—	—	—	(209,651)
Change in fair value of warrant liability	—	—	—	(56,675)
Change in fair value of derivative liability	—	—	—	(2,335)
Total non-operating expenses	(3,652)	(413)	(4,520)	(269,447)
Loss before income taxes	(10,638)	(16,031)	(42,511)	(317,748)
Income tax expense	56	71	169	266
Net loss	(10,694)	(16,102)	(42,680)	(318,014)
Less: Net loss attributable to non-controlling interest	(7,462)	(12,059)	(30,420)	(240,295)
Net loss attributable to BRC Inc.	$(3,232)	$(4,043)	$(12,260)	$(77,719)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.05)	$(0.08)	$(0.21)	$(1.54)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	61,964,157	53,013,720	59,738,542	49,843,715

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

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2022	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	—	(831)	(83,021)	53,332
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	31	—	186	217
Non-employee equity based compensation after Business Combination	—	—	—	—	—	—	—	—	—	114	114
First Tier Vesting Event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Net loss after Business Combination	—	—	—	—	—	—	—	—	(60,230)	(193,906)	(254,136)
Balance at March 31, 2022	$—	44,703,936	149,032,886	694,063	$4	$15	$—	$38,814	$(83,748)	$(143,038)	$(187,953)
Equity-based compensation	—	—	—	—	—	—	—	175	—	804	979
Non-employee equity-based compensation	—	—	—	—	—	—	—	—	—	384	384
Second Tier Vesting Event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant Redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable Premium Vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	825,442	(825,442)	—	—	—	—	364	—	(364)	—
Effect of Business Combination adjustment	—	—	—	—	—	—	—	12	—	40	52
Net Loss	—	—	—	—	—	—	—	—	(10,755)	(34,330)	(45,085)
Balance at June 30, 2022	$—	52,605,983	158,954,316	—	$5	$16	$—	$128,245	$(94,503)	$95,807	$129,570
Equity-based compensation	—	—	—	—	—	—	—	286	—	1,059	1,345
Non-employee equity-based compensation	—	—	—	—	—	—	—	—	—	110	110
Common Unit redemption	—	1,159,707	(1,159,707)	—	—	—	—	434		(434)	—
Effect of Business Combination adjustment	—	—	—	—	—	—	—	(115)	—	(338)	(453)
Net loss	—	—	—	—	—	—	—	—	(4,043)	(12,059)	(16,102)
Balance at September 30, 2022	$—	53,765,690	157,794,609	$—	$5	$16	$—	$128,850	$(98,546)	$84,145	$114,470

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)
(unaudited)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2023	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	—	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Employee stock purchase plan	—	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	$—	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426
Equity-based compensation	—	—	—	—	—	—	—	2,324	—	219	2,543
Common Unit redemption	—	2,112,345	(2,112,345)	—	—	—	—	230	—	(230)	—
Vesting of stock awards, net of shares withheld for taxes	—	174,530	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,228)	(10,437)	(14,665)
Balance at June 30, 2023	$—	60,750,253	151,044,097	—	$5	$16	$—	$134,953	$(112,761)	$47,091	$69,304
Equity-based compensation	—	—	—	—	—	—	—	1,496		(900)	596
Common Unit redemption	—	2,648,405	(2,648,405)	—	—	—	—	761		(761)	—
Employee stock purchase plan	—	97,523	—	—	—	—	—	368			368
Vesting of stock awards, net of shares withheld for taxes	—	145,815	—	—	—	—	—	(121)	—	—	(121)
Net loss	—	—	—	—	—	—	—		(3,232)	(7,462)	(10,694)
Balance at September 30, 2023	$—	63,641,996	148,395,692	$—	$5	$16	$—	$137,457	$(115,993)	$37,968	$59,453

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(42,680)	$(318,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,354	3,055
Equity-based compensation	5,645	4,584
Non-employee equity-based compensation	—	849
Amortization of debt issuance costs	260	281
Other	(483)	—
Change in fair value of earn-out liability	—	209,651
Change in fair value of warrant liability	—	56,675
Change in fair value of derivative liability	—	2,335
Changes in operating assets and liabilities:
Accounts receivable, net	(2,284)	(15,306)
Inventories, net	(14,190)	(20,061)
Prepaid expenses and other assets	(7,374)	(3,110)
Accounts payable	10,350	(12,811)
Accrued liabilities	(3,285)	11,041
Deferred revenue and gift card liability	655	1,286
Operating lease liability	915	425
Other liabilities	122	149
Net cash used in operating activities	(46,995)	(78,971)
Investing activities
Purchases of property, plant and equipment	(12,236)	(19,950)
Proceeds from sale of property and equipment	5,576	—
Net cash used in investing activities	(6,660)	(19,950)
Financing activities
Proceeds from issuance of long-term debt, net of discount	294,501	21,593
Debt issuance costs paid	(3,876)	(53)
Repayment of long-term debt	(267,381)	(24,467)
Financing lease obligations	(73)	31
Repayment of promissory note	(1,047)	—
Issuance of stock from the Employee Stock Purchase Plan	673	—
Distribution and redemption of Series A preferred equity	—	(127,853)
Proceeds from Business Combination, including PIPE investment	—	337,957
Payment of Business Combination costs	—	(31,638)
Redemption of Class A and Class B units	—	(20,145)
Redemption of incentive units	—	(3,627)
Net cash provided by financing activities	22,797	151,798
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,858)	52,877
Cash and cash equivalents, beginning of period	38,990	18,334
Restricted cash, beginning of period	—	—
Cash and cash equivalents, end of period	$6,667	$71,211
Restricted cash, end of period	$1,465	$—

See notes to unaudited consolidated financial statements.

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2023	2022
Non-cash operating activities
Recognition of right-of-use operating lease assets	$15,913	$14,915
Recognition of revenue for inventory exchanged for prepaid advertising	7,480	—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	3,349	135
Series A preferred exchange for PIPE shares	—	26,203
Series A preferred equity amortization	—	5,390

Supplemental cash flow information
Cash paid for income taxes	$665	$255
Cash paid for interest	$2,591	$903

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

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 5, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and nine months ended September 30, 2023 and 2022.

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

The franchise agreements also typically require upfront franchise fees such as initial fees paid for the execution of a franchise agreement. The fees associated with these agreements are typically billed and paid when a new franchise agreement becomes effective. The Company has determined that the services it provides in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services provided to the Company’s franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise agreement, generally ten years. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property associated with BRCC's brands. The current portion of revenues from upfront franchise fees are included in "Deferred revenue and gift card liability" and the long-term portion of revenues from upfront franchisee fees are included in "Other non-current liabilities" on the unaudited consolidated balance sheets.

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

Disaggregation of Revenue

The Company disaggregates revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The Direct to Consumer ("DTC") channel is principally comprised of revenue from our e-commerce websites and subscription services directly to the consumer. The Outpost channel includes revenue from Company-operated stores, gift cards, franchise store and licensing.

The following table disaggregates revenue by sales channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wholesale	$61,527	$32,247	$151,534	$78,173
Direct to Consumer	32,794	38,082	104,160	113,376
Outpost	6,215	5,165	20,280	16,146
Total net sales	$100,536	$75,494	$275,974	$207,695

Substantially all revenue is derived from customers located in the United States. One Wholesale customer and its affiliate represented 28% of revenue for the three months ended September 30, 2023 and one Wholesale customer represented 13% of revenue for the three months ended September 30, 2022. One Wholesale customer and its affiliate represented 26% of revenue for the nine months ended September 30, 2023 and no single customer represented more than 10% of revenue for the nine months ended September 30, 2022.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $497 and $942 as of September 30, 2023 and December 31, 2022, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.
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

Cash, Cash Equivalents, and Restricted Cash

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

Restricted cash relates to amounts that are held by former lenders to secure certain commercial credit obligations until such obligations have been satisfied.

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $695 and $156 as of September 30, 2023 and December 31, 2022, respectively.

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

Leases

The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2043. The Company’s operating leases relate to the roasting facility in Tennessee and Outposts.
At the inception of each lease, the Company determines the appropriate classification for each lease as operating or finance. The Company has estimated that the lease term for Outposts is generally 10 to 15 years. Any initial direct costs are capitalized and amortized over the life of the lease.

Earn-out Liability

The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480 and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized on the Company’s unaudited consolidated statement of operations. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of September 30, 2023.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which did not meet the criteria for equity classification and were accounted for as liabilities. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusted the warrants to fair value at each reporting period with any changes in fair value recognized on the Company’s unaudited consolidated statement of operations. The public and private warrants were redeemed in May 2022. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of September 30, 2023.
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

Equity-Based Compensation

The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with ASC 718, Stock Based Compensation ("ASC 718"). The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company's historical experience and current market conditions. For more information, see Note 9, Equity-Based Compensation.

Earnings per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to holders of Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the "Common Units") and restricted units (the "Restricted Common Units") in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net income attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods such as ours with net losses is the same as the basic net loss per share. For more information, see Note 12, Net Loss per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which two customers and their affiliates accounted for 41% of total outstanding receivables as of September 30, 2023 and three customers accounted for 51% of total outstanding receivables as of December 31, 2022. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $7,799 and $1,050 as of September 30, 2023 and December 31, 2022, respectively. This includes $7,480 of prepaid advertising recorded in the third quarter of 2023 in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received.

Fair Value Measurements

The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Secured Overnight Financing Rate ("SOFR"), or the the PNC Base Rate (see further explanation of the Base Rate in Note 7, Long-Term Debt), or prior to our August 2023 refinancing, the Bloomberg Short Term Bank Yield Index ("BSBY") or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2023, the Company had no Level 3 financial assets or liabilities.

Series A Redeemable Preferred Equity

The Company accounted for its preferred equity as temporary equity, given the Series A preferred units were probable of becoming redeemable (i.e., exercise of the exit rights in the passage of time). The Series A preferred units have been subsequently remeasured by accreting changes in the redemption value from the date of issuance to the expected redemption date using the effective interest method. The Series A preferred units were redeemed in February 2022 in connection with the Business Combination. The liabilities were settled prior to December 31, 2022 and therefore not recurring as of September 30, 2023.

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

3.Inventories, Net

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Coffee:
Unroasted	$4,584	$4,867
Finished Goods	16,999	15,365
Ready-to-Drink (raw materials)	16,963	16,610
Ready-to-Drink (finished goods)	47,094	33,413
Apparel and other merchandise	5,733	6,928
Total inventories, net	$91,373	$77,183

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
Building and leasehold improvements	$26,805	$25,024
Machinery and equipment	18,299	15,977
Computer equipment and software	6,585	6,071
Furniture and fixtures	2,622	1,804
Land	1,547	3,245
Vehicles	1,191	1,283
Construction in progress	20,161	15,780
Property, plant, and equipment, gross	77,210	69,184
Less: accumulated depreciation and amortization	(12,327)	(9,733)
Total property, plant and equipment, net	$64,883	$59,451

The portion of depreciation expense related to production and distribution facilities is included in cost of goods sold including occupancy costs on the unaudited consolidated statements of operations. Depreciation expense recorded in cost of goods sold and general and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$363	$207	$1,049	$619
General and administrative	1,625	825	4,262	2,411
Total depreciation expense	$1,988	$1,032	$5,311	$3,030

The total depreciation expense for internal use software included in the above table was $440 and $971 for the three and nine months ended September 30, 2023, respectively, and $183 and $549 for the three and nine months ended September 30, 2022, respectively. The Company accelerated depreciation for the internal use software beginning January 1, 2023 and fully depreciated the assets as of June 30, 2023. This additional depreciation expense recorded was zero and $227 for the three and nine months ended September 30, 2023, respectively.

Substantially all long-lived assets are located in the United States.

Assets Held for Sale

The Company sold the land, building and improvements for one of BRCC's company-owned Outposts during the current quarter for a total sale price of $1,500. The net book value of the assets sold was approximately $2,692 which resulted in a loss on the assets sale of $1,201, which reflects closing costs of approximately $9. This loss is presented within "Other operating (income) expense, net" in the unaudited consolidated statement of operations. This loss is netted with the gain on sale of an office property discussed below. Simultaneously with the sale of the property, the Company entered into a lease with the buyer to continue the Company's operations of this Outpost location.

The Company sold an office property including the land, building and improvements during the current quarter for a total sale price of $4,058. The net book value of the assets sold was approximately $2,648 which resulted in a gain on the asset sale of approximately $1,097, which reflects closing costs of approximately $313. This gain is presented within "Other operating (income) expense, net" in the unaudited consolidated statement of operations. This gain is netted with the loss on the sale of the Outpost location described above.

5.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$10,075	$8,010	$9,505	$7,334
Sales of gift cards	194	393	755	751
Redemption of gift cards	(194)	(317)	(683)	(620)
Increase from deferral of revenue	2,843	3,411	2,843	3,411
Decrease from revenue recognition	(2,847)	(3,335)	(3,560)	(3,586)
Loyalty Program points earned	1,070	632	2,634	1,880
Loyalty Program points redeemed/expired	(981)	(174)	(1,334)	(550)
Balance at end of period	$10,160	$8,620	$10,160	$8,620

6.Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accrued inventory purchases	$4,879	$15,035
Accrued compensation and benefits	4,470	7,393
Accrued freight	2,684	2,153
Accrued marketing	2,116	3,077
Accrued sales and other taxes	1,017	1,179
Credit card liabilities	215	888
Other accrued expenses	18,056	6,935
Total accrued liabilities	$33,437	$36,660

7.Long-Term Debt

The Company’s credit facilities and related balances, net of the unamortized portion of debt issuance costs and Original Issue Discount ("OID") were as follows:

	September 30,	December 31,
	2023	2022
Term loan facility	$50,850	$—
ABL facility	23,940	—
Notes payable	2,493	3,540
Senior credit facility	—	30,000
Mortgages	—	7,102
Equipment term loan	—	3,814
Equipment financing loan	—	3,336
Retail facility	—	1,768
Total principal	77,283	49,560
Less debt issuance costs and OID	(5,293)	(400)
Long-term debt, net	$71,990	$49,160

Current maturities:
Current maturities of principal	$1,896	$2,259
Less current portion of debt issuance costs	—	(116)
Current maturities of long-term debt, net	$1,896	$2,143
Long-term debt:
Non-current principal	$75,387	$47,301
Less non-current portion of debt issuance costs and OID	(5,293)	(284)
Long-term debt, net	$70,094	$47,017

Future contractual maturities of credit facilities (not including debt issuance costs) as of September 30, 2023 are as follows:

Remainder of 2023	$850
2024	2,295
2025	4,797
2026	6,025
2027	6,250
Thereafter	57,066
Total	$77,283

ABL Facility and Term Loan Facility

On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500) (the “ABL Facility”), and a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50,000 (the “Term Loan”) and a bridge loan in the amount of $6,000 (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

The proceeds of the Term Loan were issued net of a $1,525 discount which will be recorded against the outstanding amount of debt on our consolidated balance sheet and amortized over the life of the Term Loan Credit Agreement. Debt issuance costs of $3,876 were incurred in connection with the origination of the ABL Facility and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the ABL Credit Agreement. The Bridge Loan incurred a Bridge Loan fee of 10% of the aggregate amount of the Bridge Loan on the Closing Date. The Bridge Loan fee is payable when the Bridge Loan principal is repaid.

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Borrowers to maintain (i) consolidated EBITDA (as defined in the Credit Agreements) of at least $(2,460) for the fiscal quarter ended September 30, 2023, which amount increases incrementally over the next 15 quarters to $40,000 for the 5 fiscal quarters ended June 30, 2028; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly on a trailing 12 month basis, following the Availability Block Release Date (as defined below); (iii) minimum liquidity of at least $15,000, which amount is reduced to $7,500 following the Availability Block Release Date; and (iv) minimum average liquidity of at least $9,375 following the Availability Block Release Date. The Credit Agreements also limit the Borrowers’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes. Our available borrowing under the ABL Credit Facility at September 30, 2023 was approximately $19,946.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. The base rate and term SOFR rate are subject to floors of 4.00% and 3.00%, respectively. The Bridge Loan began accruing interest on November 8, 2023.

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

The Term Loan matures on the earlier of (i) August 10, 2028 and (ii) the date that is 91 days prior to the scheduled maturity date of any other debt in excess of $2,500, subject to certain exceptions. The Bridge Loan matures on November 8, 2023, provided that up to $1,600 of the Bridge Loan may be extended to December 8, 2023 subject to the satisfaction of certain conditions. $5,235 of the Bridge Loan was repaid during the third quarter of 2023 with the proceeds from the sale of certain properties in accordance with the terms of the Credit Agreements. A ratable portion of the Bridge Loan fee was repaid along with the repayment of the Bridge Loan.

Regions Bank Senior Credit Facility

In November 2022, Authentic Brands and certain of its subsidiaries entered into a credit agreement with Regions Bank, which provided for a revolving credit facility of up to $65,000, subject to a borrowing base determined from eligible accounts receivable and inventory. On the Closing Date, Authentic Brands used the proceeds from the Term Loan Facility and approximately $13,900 of borrowings under the ABL Facility (i) to retire the Regions Bank revolving credit facility and real estate term loan facility with Regions Bank (see further discussion under "Mortgages" below) and the equipment financing facility with Regions Commercial Equipment Finance, LLC and Regions Equipment Finance Corporation (see further discussion under "Equipment financing Loan" below), (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes. A loss on extinguishment of debt of $732 was recorded as a result of the early retirement of debt.

Mortgages

In July 2020, the Company entered into mortgage loan agreements to refinance Company-owned buildings for a total of $5,500 at an interest rate of 3.67% per annum. The loans were secured by the real property financed. The loans were scheduled to mature on July 29, 2025.

In April 2021, the Company entered into a mortgage loan agreement to purchase a building for a total of $2,200 at an interest rate of 3.60% per annum. The loan was secured by the real property financed. This loan was scheduled to mature on April 29, 2026.

These mortgage loans were repaid with the proceeds of the Term Loan Facility on the Closing Date.

Equipment Term Loan

In August 2022, borrowings under the equipment financing loan of $4,043 were converted into the Equipment Term Loan. The Equipment Term Loan was secured by the equipment financed and was scheduled to mature in June 2029 bearing an interest rate of 6.88%.

The Equipment Term Loan was repaid with the proceeds of the Term Loan Facility on the Closing Date.

Equipment Financing Loan

In July 2020, the Company entered into an equipment financing agreement which provided a credit line totaling $3,250 at an interest rate of BSBY plus 3.50%. The credit line was secured by the equipment financed.

In April 2021, the Company increased its equipment credit line by $10,000. Further, in July 2021, an additional $6,000 was added to the available credit on the equipment finance loan. In September 2021, $1,998 outstanding on the equipment credit line was converted to a 60-month term loan at an interest rate of 4.05% to be utilized for retail expansion (“Retail Facility”).

The Retail Facility was repaid with the proceeds of the Term Loan Facility on the Closing Date.

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units from former employees. The notes are payable in four annual installment payments. As of September 30, 2023, the outstanding balance on the notes payable is $1,294.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of September 30, 2023, the outstanding balance on the notes payable is $1,199.

Guaranty

In March 2022, the Company entered into a guaranty payment of all the Authentic Brands' outstanding mortgage loans, the equipment financing loan, and the Retail Facility. That guaranty agreement was terminated in November 2022 in connection with the entry into the Regions Bank revolving credit facility.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. The Business Combination occurred on February 9, 2022. As a result, net loss for the quarter ended March 31, 2022 was attributed to the pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through March 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to the Company and its respective non-controlling interests. Following the Business Combination, the

Company’s ownership percentage in Authentic Brands controlling and non-controlling interests was 22.5% and 77.5%, respectively. As of September 30, 2023, the Company’s ownership percentage in Authentic Brands controlling and non-controlling interests was 29.9% and 70.1%, respectively.

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

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company did not change pricing models during the year, however, the Company began to incorporate and consider the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan were established at grant date that must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date:

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

The following table summarizes the changes in the number of Incentive Units for the nine months ended September 30, 2023:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2023	14,210	$192.52
Granted	—	—
Forfeited	(5,000)	215.31
Granted and outstanding at September 30, 2023	9,210	$213.91
Vested at September 30, 2023	5,474	$212.95

As of September 30, 2023, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately two years was $686.

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

Stock Options

The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

Weighted average grant date fair value	$3.00
Expected dividend	—
Expected volatility	63%
Risk-free interest rate	3.80%
Options term (in years)	4.5

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

The following table summarizes information about stock option activities for the nine months ended September 30, 2023:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	792,370	$9.77
Granted	3,623,794	4.75
Forfeited	(802,028)	6.50
Outstanding at September 30, 2023	3,614,136	$5.43
Vested at September 30, 2023	228,670	$9.74

As of September 30, 2023, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately three years was $8,715.

Restricted Stock Units

The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values were based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	823,829	$10.68
Granted	1,877,546	5.04
Forfeited	(335,392)	7.38
Vested	(357,758)	10.65
Nonvested at September 30, 2023	2,008,225	$5.96

As of September 30, 2023, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $10,468.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A common stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of September 30, 2023. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of September 30, 2023, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately four years was $2,191.

In September 2022, the Company began offering an ESPP whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.

On September 8, 2023, the Company issued 97,523 shares for a total of $433 under the March 9, 2023 ESPP period, which covered the period between March 9, 2023 and September 8, 2023. Under the September 9, 2023 ESPP period, which covers a period through March 8, 2024, the Company expects to issue 98,710 shares based on the Company's stock price of $4.44 on September 8, 2023.

10.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $150 and $661 for the three and nine months ended September 30, 2023, respectively, and $250 and $667 for the three and nine months ended September 30, 2022, respectively.

11.Income Taxes

The Company is subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss the Company generates. Authentic Brands is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Authentic Brands' taxable income or loss is passed through to its members, including the Company.

Our effective tax rate for the period ended September 30, 2023 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use its deferred tax assets ("DTAs"). Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

12.Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to holders of Class A Common Stock by the weighted-average shares of Class A outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net income attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(2)
Numerator:
Net loss	$(10,694)	$(16,102)	$(42,680)	$(315,323)
Less: Net loss attributable to non-controlling interests	(7,462)	(12,059)	(30,420)	(238,663)
Net loss attributable to Class A Common Stock - basic and diluted(1)	$(3,232)	$(4,043)	$(12,260)	$(76,660)

Denominator:
Weighted-average shares of Class A Common Stock outstanding(1)	61,964,157	53,013,720	59,738,542	49,843,715
Net loss per share attributable to holders of Class A Common Stock, basic and diluted	$(0.05)	$(0.08)	$(0.21)	$(1.54)

(1) For the nine months ended September 30, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through September 30, 2022, the period following the Business Combination, as defined in Note 1, Organization and Nature of Business.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to holders of Class A Common Stock because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(2)
Stock options	3,614,136	720,010	3,614,136	720,010
Common Units	148,395,692	157,794,609	148,395,692	157,794,609
RSUs	2,008,225	666,076	2,008,225	666,076
PSUs	8,462,412	—	8,462,412	—
Incentive Units	9,210	16,445	9,210	16,445
Employee Stock Purchase	98,710	—	98,710	—
Total units excluded from computation of diluted net loss per share	162,588,385	159,197,140	162,588,385	159,197,140

(2) The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on February 9, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. This represents only the period from February 9, 2022 through September 30, 2022, the period following the Business Combination, as defined in Note 1, Organization and Nature of Business.

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

The following tables summarize the Company's significant vendors/suppliers and the proportion of their impact on the following operations for the periods indicated:

	Three Months Ended September 30,
	2023		2022
	Number of Vendors	Concentration Rate	Number of Vendors	Concentration Rate
Coffee supplier accounts	5	53.9%	4	68.2%
Shipping provider accounts	4	67.2%	3	67.8%
Primary fulfillment service provider accounts	3	89.8%	1	89.2%
Marketing provider accounts	8	52.5%	7	51.3%

	Nine Months Ended September 30,
	2023		2022
	Number of Vendors	Concentration Rate	Number of Vendors	Concentration Rate
Coffee supplier accounts	5	52.9%	2	56.5%
Shipping provider accounts	5	72.2%	4	77.8%
Primary fulfillment service provider accounts	3	85.7%	1	95.1%
Marketing provider accounts	8	50.5%	8	42.8%

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The Company is negotiating with suppliers to amend or terminate certain purchase agreements and the Company may agree to prolonged terms, or other terms which may not be advantageous to the Company, in connection with such amendments. If negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods.

The amounts in the table below represents the Company's future minimum purchase commitments as of September 30, 2023:

Remainder of 2023	$19,040
2024	49,900
2025	22,410
Thereafter	—
Total	$91,350

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $326 related to potential sales and other tax exposure as of September 30, 2023 and December 31, 2022, which is included in accrued liabilities on the accompanying unaudited consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company: Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss Tang Capital’s claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital’s breach of contract claim. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the cause of action asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. Fact discovery is expected to close in January 2024, and expert discovery is expected to close in March 2024. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleges a breach of contract and is seeking a declaratory judgment. The complaint alleges that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the causes of action asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. Currently the case is stayed through the resolution of the Tang Capital matter, but Clark has the option to end the stay at any time after the end of June 2024 or a summary judgment decision in Tang Capital, whichever comes first. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries: Strategy and Execution, Inc. v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which is currently pending. The Company maintains all royalties expire upon expiration of the parties’ contract on December 31, 2023, and prior to such expiration, only SKUs manufactured at co-manufacturers SEI introduced the Company to, are subject to such royalty. Through September 30, 2023, the Company has expensed all royalties for co-manufacturers which SEI introduced, and all agreed upon expense reimbursements. Disputed expense reimbursements are immaterial to the Company’s operations.

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

Overview

Black Rifle Coffee Company is a rapidly growing, veteran-controlled and led coffee and media company with a loyal and quickly expanding community of more than 2.4 million consumers through our Direct To Consumer ("DTC") channel since inception, more than 230,300 active Coffee Club subscribers, and 13.7 million social media followers across BRCC's, our co-founders', and our key media personalities' accounts as of September 30, 2023. At BRCC, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging cause-related media content to inform, inspire, entertain, and build our community. We also sell BRCC-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is our commitment to supporting active duty military, veterans, first responders, and those who love America.

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

We continue to experience strong revenue growth. Revenue increased to $100.5 million and $276.0 million for the three and nine months ended September 30, 2023, respectively, as compared to $75.5 million and $207.7 million for the three and nine months ended September 30, 2022, respectively, representing growth of 33% for both the three and nine month periods. This growth was primarily driven by our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

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
•Outpost channel revenue has increased as we continue to open additional stores during 2023. Revenue within this channel is expected to increase as we and our franchise partners continue to open additional stores.

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

Our Ability to Grow Our Customer Base in Our Wholesale Channel

We are currently growing our customer base through our Wholesale channel. Our products are sold through a growing number of physical retail channels. Wholesale customers include large national retailers, regional retailers, distributors, and dealers.

Our Ability to Acquire and Retain Customers at a Reasonable Cost

We believe our ability to consistently acquire and retain DTC Subscribers at a reasonable cost will be a key factor affecting our future performance. While we have a strong presence in major markets, we still have the opportunity to grow brand awareness, which will benefit all channels, with 31% estimated aided awareness in any region of the country. To accomplish this goal, we intend to grow our brand awareness through various avenues such as national television and radio advertising, and through select sponsorship and partnership opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Google, and YouTube. Our digital capabilities provide a distinct advantage and enable us to form direct relationships with our customers and capture valuable customer data and insights. We utilize digital marketing tools to optimize our marketing initiatives and drive our brand reach.

Our Ability to Drive Repeat Usage of Our Products

We gain substantial economic value from repeat users of our products who consistently repurchase our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added another 11-ounce SKU and three high-caffeine, boldly-flavored 15-ounce SKUs. Four of these SKUs have grown to become top-35 products in the RTD coffee category on a dollar to percent average cost value basis and can be found in more than 84,000 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality coffee beans possible to deliver to our customers.

Our Ability to Manage Our Supply Chain

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, and since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 100% of our coffee is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, leads cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers, and are party to long term contracts which frequently require minimum future quantities, which, if not met, will result in "take or pay" charges to us.

Results of Our Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three and nine months ended September 30, 2023 and 2022.

The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30, 2023		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$100,536	$75,494	$275,974	$207,695
Cost of goods sold	66,477	51,549	182,197	137,981
Gross profit	34,059	23,945	93,777	69,714
Operating expenses
Marketing and advertising	8,260	7,414	22,418	24,591
Salaries, wages and benefits	13,907	15,848	52,087	47,405
General and administrative	19,474	16,301	56,529	46,019
Other operating (income) expense, net	(596)	—	734	—
Total operating expenses	41,045	39,563	131,768	118,015
Operating loss	(6,986)	(15,618)	(37,991)	(48,301)
Non-operating income (expense)
Interest expense, net	(3,544)	(470)	(4,658)	(1,136)
Other income (expense), net	(108)	57	138	350
Change in fair value of earn-out liability	—	—	—	(209,651)
Change in fair value of warrant liability	—	—	—	(56,675)
Change in fair value of derivative liability	—	—	—	(2,335)
Total non-operating expenses	(3,652)	(413)	(4,520)	(269,447)
Loss before income taxes	(10,638)	(16,031)	(42,511)	(317,748)
Income tax expense	56	71	169	266
Net loss	$(10,694)	$(16,102)	$(42,680)	$(318,014)

Results of Our Operating Income (Expense)

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following table compares the three months ended September 30, 2023 to the corresponding period in 2022 (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue, net	$100,536	$75,494	$25,042	33%
Cost of goods sold	66,477	51,549	14,928	29%
Gross profit	$34,059	$23,945	$10,114	42%
Gross margin(1)	33.9%	31.7%
Total operating expenses	$41,045	$39,563	$1,482	4%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the three months ended September 30, 2023 increased $25.0 million, or 33%, to $100.5 million as compared to $75.5 million for the corresponding period in 2022. This increase was primarily due to our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Wholesale	$61,527	$32,247	$29,280	91%
Direct to Consumer	32,794	38,082	(5,288)	(14)%
Outpost	6,215	5,165	1,050	20%
Total net sales	$100,536	$75,494	$25,042	33%

Net revenue for our Wholesale channel for the three months ended September 30, 2023 increased $29.3 million, or 91%, to $61.5 million as compared to $32.2 million for the corresponding period in 2022. The largest increase came from the entry into the FDM Wholesale channel. In addition, RTD product sales increased through national distributors and retail accounts from 69,900 doors as of September 30, 2022 to 84,900 doors as of September 30, 2023.

Net revenue for our DTC channel for the three months ended September 30, 2023 decreased $5.3 million, or 14%, to $32.8 million as compared to $38.1 million for the corresponding period in 2022, primarily due to decreased marketing spend and the decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.

Net revenue for our Outpost channel for the three months ended September 30, 2023 increased $1.1 million, or 20%, to $6.2 million as compared to $5.2 million for the corresponding period in 2022. This was primarily due to an increase in the number of Company-owned Outposts which increased to a total of seventeen Outposts as of September 30, 2023 as compared to a total of eleven Outposts as of September 30, 2022.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, and credit card fees.

Cost of goods sold for the three months ended September 30, 2023 increased $14.9 million, or 29%, to $66.5 million as compared to $51.5 million for the corresponding period in 2022. The increase in expense was driven primarily by higher sales. Gross margin increased 220 basis points to 33.9% for the three months ended September 30, 2023 as compared to 31.7% for the corresponding period in 2022. Gross margin improved primarily due to favorable product mix shift, as coffee and rounds sold to FDM customers has higher gross margins as compared to other channels.

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

Total operating expenses for the three months ended September 30, 2023 were comparable to the prior year period.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Marketing and advertising	$8,260	$7,414	$846	11%
Salaries, wages and benefits	13,907	15,848	(1,941)	(12)%
General and administrative	19,474	16,301	3,173	19%
Other operating (income) expense, net	(596)	—	(596)	100%
Total operating expenses	$41,045	$39,563	$1,482	4%

Marketing and advertising expenses increased by $0.8 million, or 11%, to $8.3 million as compared to $7.4 million for the corresponding period in 2022, due to an increase in marketing fees related to a strategic partnership. This increase has been partially offset by the impact of channel mix with revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC.

Salaries, wages and benefits expenses decreased by $1.9 million, or 12%, to $13.9 million as compared to $15.8 million for the corresponding period in 2022. The decrease was a result of a change in estimate for a discretionary payroll accrual and a decrease in stock compensation expense, partially offset by severance expense incurred during the quarter.

General and administrative expenses increased by $3.2 million, or 19%, to $19.5 million as compared to $16.3 million for the corresponding period in 2022. The increase was primarily due to continued legal fees related to non-routine legal matters arising from the Business Combination in 2022.

The Company recorded a gain on assets held for sale of $1.1 million during the quarter relating to the sale of a corporate office location, offset by a net loss on disposal of equipment of $0.5 million.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following table compares the nine months ended September 30, 2023 to the corresponding period in 2022 (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue, net	$275,974	$207,695	$68,279	33%
Cost of goods sold	182,197	137,981	44,216	32%
Gross profit	$93,777	$69,714	$24,063	35%
Gross margin(1)	34.0%	33.6%
Total operating expenses	$131,768	$118,015	$13,753	12%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the nine months ended September 30, 2023 increased $68.3 million, or 33%, to $276.0 million as compared to $207.7 million for the corresponding period in 2022. This increase was primarily due to our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Wholesale	$151,534	$78,173	$73,361	94%
Direct to Consumer	104,160	113,376	(9,216)	(8)%
Outpost	20,280	16,146	4,134	26%
Total net sales	$275,974	$207,695	$68,279	33%

Net revenue for our Wholesale channel for the nine months ended September 30, 2023 increased $73.4 million, or 94%, to $151.5 million as compared to $78.2 million for the corresponding period in 2022. The largest increase came from the entry into FDM within our Wholesale channel. In addition, RTD product sales in our Wholesale channel increased through national distributors and retail accounts from 69,900 doors as of September 30, 2022 to 84,900 doors as of September 30, 2023.

Net revenue for our DTC channel for the nine months ended September 30, 2023 decreased $9.2 million, or 8%, to $104.2 million as compared to $113.4 million for the corresponding period in 2022, primarily due to decreased marketing spend and the decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.

Net revenue for our Outpost channel for the nine months ended September 30, 2023 increased $4.1 million, or 26%, to $20.3 million as compared to $16.1 million for the corresponding period in 2022. This was primarily due to an increase in the number of Company-owned Outposts which increased to a total of seventeen Outposts as of September 30, 2023 as compared to a total of eleven Outposts as of September 30, 2022.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, shipping, and credit card fees.

Cost of goods sold for the nine months ended September 30, 2023 increased $44.2 million, or 32%, to $182.2 million as compared to $138.0 million for the corresponding period in 2022. The increase was driven primarily by higher sales. In addition, product costs increased due to the increased price of raw coffee beans and RTD raw materials from adding capacity to new co-manufacturing locations leading to higher volumes of transportation and carrying cost. Product mix shift also impacted margins, as FDM has higher gross margins as compared to other channels. Gross margin increased 40 basis points to 34.0% for the nine months ended September 30, 2023 as compared to 33.6% for the corresponding period in 2022.

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

Total operating expenses for the nine months ended September 30, 2023 increased $13.8 million, or 12%, to $131.8 million as compared to $118.0 million for the corresponding period in 2022.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Marketing and advertising	$22,418	$24,591	$(2,173)	(9)%
Salaries, wages and benefits	52,087	47,405	4,682	10%
General and administrative	56,529	46,019	10,510	23%
Other operating (income) expense, net	734	—	734	100%
Total operating expenses	$131,768	$118,015	$13,753	12%

Marketing and advertising expenses decreased by $2.2 million, or 9%, to $22.4 million as compared to $24.6 million for the corresponding period in 2022. This decrease was due to strategic reductions in lower returning advertising platforms, partially offset by increased costs incurred in connection with the expansion of existing partnerships and an increase in marketing fees related to a strategic partnership. In addition, marketing and advertising spend has been impacted by channel mix with revenue growth primarily coming from the Wholesale channel, which requires lower marketing spend than DTC.

Salaries, wages and benefits expenses increased by $4.7 million, or 10%, to $52.1 million as compared to $47.4 million for the corresponding period in 2022. This increase was due to an increase in employee headcount to support our significant sales growth and investment in new stores opened and existing channels as we continue to build out our revenue streams and expand product lines, as well as $2.7 million in severance costs related to strategic reductions in headcount across the Company.

General and administrative expenses increased by $10.5 million, or 23%, to $56.5 million as compared to $46.0 million for the corresponding period in 2022. The increase was due to growth of corporate infrastructure primarily in information technology, as well as professional services to support the expansion of new and existing sales channels and product lines. Additionally, the Company incurred legal fees related to non-routine legal matters arising from the Business Combination in 2022.

The Company recorded other operating expense of $0.7 million for the nine months ended September 30, 2023. During the three months ended June 30, 2023, the Company recorded an impairment of $1.2 million related to an Outpost location. During the three months ended September 30, 2023, the Company recorded a gain on assets held for sale of $1.1 million relating to the sale of a corporate office location, which was partially offset by a net loss on disposal of equipment of $0.6 million.

Results of Our Non-Operating Income (Expenses)

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(3,544)	$(470)	$(3,074)	654%
Other income (expense), net	(108)	57	(165)	(289)%
Total non-operating income (expenses)	$(3,652)	$(413)	$(3,239)	784%

Interest expense for the three months ended September 30, 2023 increased $3.1 million, or 654%, to $3.5 million as compared to $0.5 million for the corresponding period in 2022. The increase in interest expense is a result of an increase in total debt balances and higher interest rates under our new ABL Facility and Term Loan Facility entered into during the third quarter of 2023. See Note 7 - Long-Term Debt of the unaudited consolidated financial statements for further discussion of our new borrowing facilities.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates. The unfavorable variance for the three months ended September 30, 2023, as compared to the corresponding period in 2022, was primarily due to lower credit card rebates received in 2023.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(4,658)	$(1,136)	$(3,522)	310%
Other income (expense), net	138	350	(212)	(61)%
Change in fair value of earn-out liability	—	(209,651)	209,651	(100)%
Change in fair value of warrant liability	—	(56,675)	56,675	(100)%
Change in fair value of derivative liability	—	(2,335)	2,335	(100)%
Total non-operating income (expenses)	$(4,520)	$(269,447)	$264,927	(98)%

Interest expense for the nine months ended September 30, 2023 increased $3.5 million, or 310%, to $4.7 million as compared to $1.1 million for the corresponding period in 2022. The increase in interest expense is a result of an increase in total debt balances and higher interest rates under our new ABL Facility and Term Loan Facility entered into during the third quarter of 2023. See Note 7 - Long-Term Debt of the unaudited consolidated financial statements for further discussion of our new borrowing facilities.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates. The unfavorable variance for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, was primarily due to lower credit card rebates received in 2023.

For the nine months ended September 30, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The liabilities were settled prior to December 31, 2022 and therefore were not recurring for the nine months ended September 30, 2023.

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

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our ABL Facility. As of September 30, 2023, our cash and cash equivalents were $6.7 million and our working capital was $64.0 million.

New Credit Facilities

On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75.0 million (including a sub-facility for letters of credit in an amount up to $7.5 million) (the “ABL Facility”), and a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50.0 million (the “Term Loan”) and a bridge loan in the amount of $6.0 million (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

The proceeds of the Term Loan were issued net of a $1.5 million discount which will be recorded against the outstanding amount of debt on our consolidated balance sheet and amortized over the life of the Term Loan Credit Agreement. Debt issuance costs of $3.9 million were incurred in connection with the origination of the ABL Facility and these costs will be reported as reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the ABL Credit Agreement. The Bridge Loan incurred a Bridge Loan Fee of 10% of the aggregate amount of the Bridge Loan on the Closing Date. The Bridge Loan fee is payable at which time the Bridge Loan principle is repaid.

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

As of September 30, 2023, we have approximately $23.9 million outstanding on our $75.0 million ABL Facility and we have available borrowings of $19.9 million. Our ability to draw from the ABL Facility is subject to a borrowing base and other covenants, including a $15.0 million minimum liquidity condition. The interest rate at September 30, 2023 under our ABL Facility and Term Loan Facility is 9.3% and 13.9%, respectively.

See Note 7, Long-Term Debt, to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding the Credit Agreements.

Cash Requirements

We believe that these sources of liquidity will be sufficient to fund our debt service requirements, lease obligations working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

We anticipate positive cash flows as a result of continuing growth in revenue in addition to reductions in our general and administrative expenses and capital expenditures in the next twelve months.

Our future capital requirements may vary materially from period to period and will depend on many factors, primarily our continued expansion into the Wholesale channel as well as decisions on whether to manufacture products in house versus outsourcing production to co-manufacturers. We currently expect to fund our material capital requirements, mainly working capital, with proceeds from operations and our ABL Facility, but we may also seek additional debt or equity financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Cash flows used in operating activities	$(46,995)	$(78,971)	$31,976	40%
Cash flows used in investing activities	(6,660)	(19,950)	13,290	67%
Cash flows provided by financing activities	22,797	151,798	(129,001)	(85)%
Net increase (decrease) in cash and cash equivalents	$(30,858)	$52,877	$(83,735)	(158)%

Operating Activities

Cash flow from operating activities is primarily generated from revenue from our Wholesale channels.

Net cash used in operating activities was $47.0 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $79.0 million for the corresponding period in 2022. The total decrease of $32.0 million in net cash used in operating activities was primarily due to a favorable variance in the change in operating assets and liabilities, particularly with an improvement in cash inflows from accounts receivable, accounts payable and inventory.

Investing Activities

Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $20.0 million for the corresponding period in 2022. The $13.3 million decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures year over year.

Financing Activities

Net cash provided by financing activities was $22.8 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $151.8 million for the corresponding period in 2022. The $129.0 million decrease in net cash provided by financing activities was primarily due to activity related to the Business Combination that occurred in the nine months ended September 30, 2022 that was not recurring in the same period for 2023. For the nine months ended September 30, 2023, net cash provided by financing was due to proceeds from issuance of long-term debt, net of repayment of long-term debt.

Commitments
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The minimum purchase amounts are based on quantity and, in the aggregate, are expected to be approximately $19.0 million for the remainder of 2023, $49.9 million for 2024 and $22.4 million for 2025. The Company is negotiating with suppliers to amend or terminate certain purchase agreements and the Company may agree to prolonged terms, or other terms which may not be advantageous to the Company, in connection with such amendments. If negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods.

Liabilities relating to operating leases that have commenced as of September 30, 2023 have been reported on the balance sheet as operating lease liabilities. As of September 30, 2023, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2025 with lease terms of 10 years to 20 years. Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $45.3 million beyond 12 months through 2043.

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

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2023, we had $50.0 million outstanding on our Term Loan Facility and $23.9 million outstanding on our ABL Facility with available borrowings of $19.9 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosures controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, we completed the re-implementation of our enterprise resource planning ("ERP) system to improve and automate our internal controls. The Company also converted to a new human resources information system (“HRIS”). As part of the ERP re-implementation and the HRIS conversion, we assessed the impact to the control environment and modified internal controls where necessary.

Except for the ERP re-implementation and HRIS conversion discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our barter arrangement may not provide the benefits we expect.

During the third quarter of 2023, we entered into a barter arrangement in which we have agreed to deliver products with a retail value of $41.6 million in exchange for an equal value of advertising that we may use over the four-year term of the arrangement. For a variety of reasons, we may not receive the benefits we expect from the barter arrangement. The counterparty is a firm that specializes in barter arrangements, rather than an advertising agency, and the quality and quantity of the advertising available under the arrangement may not meet our expectations or may not be usable by us, in part or in whole. Any advertising credit that remains unused at the end of the four-year term will expire, and we will not receive any compensation for the amount of the unused credit. The value of the advertising provided under the arrangement may be difficult to value, and we are relying in significant part on the good faith of the counterparty to value the advertising accurately. The quantity of advertising available under the arrangement may also decrease over the four-year term because of inflation or other factors that increase the cost of advertising. If we do not receive the expected benefits from the barter arrangement, our sales may decline or we may be compelled to increase our marketing spend above our expectations, which would adversely affect our results of operations. In addition, although the barter arrangement limits the locations in which the counterparty may sell our products, our revenue may decline as we compete for sales with the products we deliver under the arrangement.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Chris Mondzelewski as Chief Executive Officer

On November 6, 2023, the Board of Directors appointed Chris Mondzelewski as Chief Executive Officer of the Company, effective January 1, 2024. Mr. Mondzelewski has served as President of the Company since June 28, 2023 and Chief Marketing Officer of the Company since May 1, 2023. Mr. Mondzelewski will continue to serve as President of the Company. In addition, Mr. Mondzelewski will join the Board of Directors effective January 1, 2024.

Mr. Mondzelewski, 50, will continue to be eligible to participate in the benefits available to the Company’s executive officers. Any potential changes to Mr. Mondzelewski’s compensation in connection with his appointment as Chief Executive Officer of the Company have not yet been determined at this time.

There are no family relationships between Mr. Mondzelewski and any director or executive officer of the Company. There are no transactions between Mr. Mondzelewski and the Company that would require disclosure under Item 404(a) of Regulation S-K.

In connection with Mr. Mondzelewski’s appointment as Chief Executive Officer, Evan Hafer and Tom Davin will step down as Chief Executive Officer and co-Chief Executive Officer, respectively, of the Company effective at the end of fiscal year 2023. Both Mr. Hafer and Mr. Davin will continue to serve on the Board of Directors. In addition, Mr. Hafer will assume the title “Founder and Executive Chairman” effective January 1, 2024, a full-time executive position in which

Mr. Hafer will continue to oversee brand and media matters. On November 6, 2023, Mr. Hafer entered into an amendment to his employment agreement with Black Rifle Coffee Company LLC in connection with his transition from Chief Executive Officer to Founder and Executive Chairman, which amendment will be filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any potential changes to Mr. Hafer’s compensation in connection with this transition have not yet been determined at this time.

6. Exhibits

Exhibit	Description

10.1
Credit Agreement, dated August 10, 2023, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time part thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 2023 with the SEC).

10.2
Credit Agreement, dated August 10, 2023, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time part thereto, Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 10, 2023).

10.3*	Offer Letter for Employment between Black Rifle Coffee Company and Stephen Kadenacy, dated September 6, 2023.

10.4*	Engagement Letter between Authentic Brands LLC and Berkeley Research Group, LLC regarding Interim CFO services of Mark Weinsten, dated August 8, 2023.

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Evan Hafer
Evan Hafer
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Stephen Kadenacy
Stephen Kadenacy
November 9, 2023		Chief Financial Officer
(Principal Financial Officer)