Form 10-K
period 2023-12-31
BRC Inc.
filed 2024-03-06
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value as of June 30, 2023, of the registrant’s common stock held by non-affiliates based on the reported closing price on the New York Stock Exchange on such date was $241,726,877.
As of February 29, 2024, the registrant had (i) 66,308,522 shares of Class A Common Stock, and (ii) 145,842,508 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to BRC Inc.’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

•Failure to manage our supply chain, and accurately forecast our raw material and co-manufacturing requirements to support our needs;

•Failure to effectively manage or distribute our products through our Wholesale business partners, especially our key Wholesale business partners;

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

•Failure to comply with federal, state and local laws and regulations, or failure to prevail in civil litigation matters; and

•Other risks and uncertainties indicated in this Annual Report, including those set forth in Part I Item 1A Risk Factors in this annual report.

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

Risks Related to Our Business
•Our brand, including the quality of media content and active participation in the Veteran community, is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business
•Failure to maintain or enhance the value and reputation of our brand, including our support of the Veteran community, could have a negative impact on our financial results.
•Our growth strategy depends on the successful execution of our strategic initiatives, and our limited operating history may make it difficult to accurately evaluate future risks and challenges.

•We have a limited operating history, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate may slow as our business matures.
•Our marketing programs may not be successful, resulting in harm to our financial results.
•Our new products or merchandise may not generate increased sales or profits.
•The loss of one or more of our primary Wholesale partners, or a significant adverse change in a primary Wholesale partner’s financial position, could negatively impact our net sales and profitability.
•We are subject to risks associated with using social media as a form of advertisement and customer engagement.
•If we fail to offer a high-quality customer experience, our business and reputation will suffer.
•Our current operations are highly dependent on the financial performance of our Direct to Consumer (“DTC”) and Wholesale channels, and reliance on third party logistics, and could negatively impact our business.
•Our business relies on co-manufacturer and third party suppliers to supply our products, and loss of our co-manufacturer, our failure to identify new co-manufacturers, or inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
•We strongly rely upon our Wholesale channel partners. If we cannot maintain good relationships with customers and distributors, our Wholesale revenue channel may be harmed.
•Interruption of our supply chain of coffee, store supplies, or merchandise could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
•Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.
•Our financial condition and results of operations are dependent upon consumer discretionary spending, and a number of economic or political conditions, largely outside our control, may adversely affect that spending and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We may not be able to compete successfully with other producers and retailers of coffee. Intense competition in our markets could make it more difficult to expand our business.
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
•We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any failure, inadequacy, compromise or interruption of that technology or data could lead to adverse consequences.
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
•Evolving consumer preferences and tastes, including public or medical opinions about caffeine consumption, may adversely affect our business.
•Food safety and quality concerns may negatively impact our brand, business, and profitability, and our internal operational controls and standards may not always be met. Any possible instances or reports, whether true or not, of food or beverage-borne illness or adulteration could reduce our sales.
•We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, with respect to the real property that we own, owning real estate.
•Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
•If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
•Disruptions at the bank in which we deposit our funds could have an adverse impact on our business and financial condition.
•We may be adversely affected by the effects of inflation.
•Authentic Brands’ debt obligations could impair our financial condition and adversely affect our business, and we may be unable to generate the cash flow to service such debt obligations.
•Authentic Brands’ debt agreements impose restrictions on our business.
•Our barter arrangement may not provide the benefits we expect.
•We have identified a material weakness in our internal control over financial reporting.

Risks Related to People and Culture
•We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees, the failure of one or more of these employees to dedicate adequate time to the Company’s affairs, or an inability to attract and retain other highly skilled employees could harm our business.
•Changes in the availability of and the cost of labor could harm our business.
•Our unique workplace atmosphere may produce specific challenges.
•Unionization activities may disrupt our operations and affect our profitability.

Risks Related to Regulation Litigation and Taxation
•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

•We are subject to many federal, state, and local laws with which compliance is both costly and complex.
•We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading.
•We, as well as our vendors, are subject to stringent and changing laws, regulations, and industry standards related to data Processing (“Data Protection Laws”), protection, privacy, and security. The actual or perceived failure by us, our customers, or vendors to comply with such laws, regulations, and industry standards may harm our business, financial condition, results of operations, and prospects.
•We and our franchise partners are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate franchises.
•Our business, like many other beverage and restaurant companies, is subject to the risk of class action lawsuits and other proceedings that are costly, divert management attention, and, if successful, could result in our payment of substantial damages or settlement costs.
•Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
•Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition, and results of operations.
•Following the Business Combination, we have incurred significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Corporate Structure
•The Tax Receivable Agreement (“TRA”) with the Unitholders of Authentic Brands, LLC (“Authentic Brands”) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make could be substantial.
•The amounts that we may be required to pay under the TRA may be accelerated in certain circumstances and may also significantly exceed the actual tax savings that it ultimately realizes.
•We are a public benefit corporation, and our focus on our public benefit company purpose may negatively impact our financial performance.
•Our status as a public benefit corporation could make our acquisition, which may be beneficial to our stockholders, more difficult.
•As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder interests and the PBC Purpose, the occurrence of which may have an adverse impact on our financial condition and results of operations.
•As a public benefit corporation, we are required to comply with various new reporting requirements, which, even if complied with, could result in harm to our reputation.
•Our only material assets are our direct and indirect interests in BRCC LLC, and we are accordingly dependent upon distributions from BRCC LLC to pay dividends and taxes and other expenses.
•Delaware law, the Charter and the Bylaws contain certain provisions, including anti- takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•Certain significant stockholders and Authentic Brands’ members whose interests may differ from those of our public stockholders following the Business Combination have the ability to significantly influence our business and management.

Risks Related to an Investment in Our Securities
•We may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
•A significant portion of our shares of Class A Common Stock are available for immediate resale by certain existing shareholders and may be sold into the market in the future. Sales of our Class A Common Stock by our existing shareholders may cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
•We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•We are subject to rules and regulations regarding our internal control over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
•Our management has limited experience in operating a public company.
•Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

Part I
Item 1. Business

When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

Company Overview

Black Rifle Coffee Company is a rapidly growing Veteran-controlled and led coffee and media company that operates through three channels: Wholesale, Direct to Consumer, and our Outposts. Our business started with a loyal and quickly expanding community of consumers through our DTC channel and we now have more than 225,800 active Coffee Club subscribers as of December 31, 2023. We are now experiencing rapid growth in our Wholesale channel as we have continued our expansion into grocery stores, specialty stores, and other intermediaries. We have also experienced growth in our Outpost channel as we opened additional company owned stores and franchises in 2023.

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

To support our premium quality product, we own one roasting facility focused on large and small batch roasting. Our coffee beans are primarily roasted in-house and 100% in the United States to ensure consistency and quality of product. Our coffee beans are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.

We continue to experience strong revenue growth. Revenue increased to $395.6 million for the year ended December 31, 2023, from $301.3 million for the year ended December 31, 2022, and from $233.1 million for the year ended December 31, 2021, representing growth of 31.3% and 29.3%, respectively. Growth in 2023 was primarily driven by expansion of our customer base, which was primarily due to increasing points of distribution in Wholesale, and new Outpost openings. Our entry into the Food, Drug and Mass (“FDM”) market in collaboration with Walmart unlocks significant incremental opportunity to build brand awareness and ensures customers can purchase our products in more places where they shop.

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels. Our Wholesale channel includes products sold to an intermediary such as grocery stores, including the FDM customer set, such as Walmart, Specialty Retailers, such as Bass Pro, and convenience stores which primarily sell our Ready-to-Drink (“RTD”) products, such as 7-Eleven. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Outpost channel includes revenue from our Company-operated and franchised Black Rifle Coffee retail coffee shop locations.

To meet the increasing popularity of our RTD, rounds, and bagged coffee, we rely on co-manufacturers to provide us with a portion of our production capacity. Maintaining these relationships enables us to quickly scale the production of our products to meet consumer demands.

We also continue to expand by adding a number of partnership programs, including partnerships with social media influencers and sports teams. In July 2022, we announced a partnership with the Dallas Cowboys that includes product placement at AT&T Stadium and in February 2024, we announced a three-year marketing partnership with UFC.

Our Mission and Community

Our mission at BRCC is to serve premium coffee and content to active military, Veterans, first responders, and those who love America. We began with a simple premise — to provide a quality product while giving back to the Veteran, active military, and first responder communities through direct hiring, inspiring stories told through our media channels and charitable donations. As a business founded and led by combat Veterans of the Global War on Terror, we are mission-driven: everything we do, every decision we make, is in service of our mission which is intrinsically entwined with growth and maintenance of shareholder value.

BRCC was founded with a commitment to give back, which guided our decision to convert into a public benefit corporation. Unlike a traditional corporation, which focuses upon maximizing shareholder value above all else, a public benefit corporation balances the shareholder interests for profit, against both the intended public benefit purpose, and the interests of any stakeholders that are materially affected by the corporation’s conduct (i.e. employees, customers, and suppliers). At BRCC, our public benefit purpose is to support the underserved active military, Veteran and first-responder communities.

In order to support such a broad public benefit purpose, we established several objectives: create meaningful post-service career opportunities for Veterans, first responders and their families; donate resources to charities that support the needs of active military, Veterans, and first-responders; donate to charities focusing on mental health issues in the Veteran community; inspire Veterans to become entrepreneurs through various programs and donations; and provide quality products and media relating to these communities.

A large part of Black Rifle Coffee’s success is due to the outstanding work ethic and discipline of our Veteran employees. As a Veteran-founded and Veteran-controlled company, we are committed to hiring Veterans and military spouses. We strive to provide opportunities to the military community that helped build us. This objective is intended to help other service-members successfully transition from the military into private industry and in turn, contributes to a strong and cohesive culture at Black Rifle Coffee Company dedicated to our people. Our aim is to have half of our new hires be Veterans and military spouses as we continue to expand our operations.

Our corporate giving is bolstered by our ability to donate directly to charities aligned with our public benefit purpose, coupled with our ability to donate directly from The BRCC Fund to individuals and other organizations. The BRCC Fund is our 501(c)(3) nonprofit organization and its focus is on Veteran-related causes important to Black Rifle Coffee.

Our Business

Black Rifle Coffee Company is a rapidly growing Veteran-controlled and led, coffee and media company that operates through three channels: Wholesale, DTC, and our Outposts. Evan Hafer founded the Company in 2014 with a one-pound roaster in his garage, roasting, packaging, and shipping bagged coffee direct to consumers. Today, Black Rifle Coffee operates out of facilities and offices in Salt Lake City, Utah; Manchester, Tennessee; and San Antonio, Texas, and offers over 20 varieties of roasted whole bean and ground coffee, in addition to our RTD, single-serve, and instant coffee. Our historical performance reflects the scale and growth of our Company.

At Black Rifle Coffee, we develop our roast profiles with the same mission focus we learned as military members serving our country. We produce creative and engaging, cause-related media content to inform, inspire, entertain, and build our community. We also sell BRCC-brand apparel, coffee brewing equipment, and outdoor and lifestyle gear that our consumers proudly wear and use to showcase our brand. At the heart of everything we do is commitment to supporting active-duty military, Veterans, first responders, and those who love America.

Our DTC platform has been the core of our business from day one starting with www.blackriflecoffee.com. It has enabled us to quickly become a large, recognizable, and fast-growing beverage brand in the United States, while also allowing us to better understand our consumers and their preferences.

Our Wholesale channel complements our DTC sales. In our Wholesale channel, we sell packaged coffee at Walmart and FDM and RTD coffee in leading convenience, grocery, and FDM merchandise retailers including Casey’s General Store, Circle K, Kum & Go, Speedway, 7-Eleven, Publix, HEB, Walmart, and Sam’s Club. We also sell coffee, apparel, and gear through leading outdoor, DIY, and lifestyle retailers, including Bass Pro Shops, Scheels, and Ace Hardware, as well as other specialty retailers. Our Wholesale channel generated $225.1 million of sales for the year ended December 31, 2023, compared to $119.4 million over the corresponding period in 2022, representing an increase of 88.6%.

We offer a subscription service, our Coffee Club, through which DTC consumers can receive ground, whole bean, single serve, or apparel shipped to their home or office as frequently as every fourteen days. Our Coffee Club subscribers have grown over the past five years to 225,800 as of December 31, 2023. We also sell coffee, apparel, instant and RTD coffee, and gear online for individual purchase on a non-subscription basis. Our DTC channel generated $143.2 million of sales for the year ended December 31, 2023, compared to $159.0 million over the corresponding period in 2022, representing a decrease of 9.9%. More than 60% of our 2023 DTC channel revenue came from recurring subscriptions.

We also operate and franchise Outposts. We believe our Outposts redefine the typical coffee shop experience, offering consumers an immersive environment in which to enjoy a freshly brewed cup of high-quality coffee, stock up on Black Rifle Coffee merchandise and bagged coffee, and connect with members of the local community. We opened our first Company-operated Outpost in 2020 in San Antonio, Texas. We are in the early stages of our nationwide growth, with thirty-six Outposts, of which eighteen were Company-operated and eighteen were franchised across ten states, including Texas, Utah, Tennessee, Georgia, Virginia, Arizona, Oklahoma, Florida, South Carolina, and Louisiana as of December 31, 2023. Our Outpost channel generated $27.3 million of sales for the year ended December 31, 2023, compared to $22.9 million over the corresponding period in 2022 representing an increase of 19.2%.

Product Supply

The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, but since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. Our coffee beans are primarily roasted in-house and 100% is roasted in the United States. A licensed, Coffee Quality Institute-certified grader and former Green Beret leads cupping, grading, scoring, and sourcing of our coffees.

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

Human Capital

We have built a strong and cohesive culture centered around our mission of serving coffee and content, and our culture to active military, Veterans, first responders, and those who love America. We are Veteran-controlled, and approximately 42% of our employees are Veterans or military spouses. Our goal is to maintain our current level of Veteran hires as we expand our operations and further develop our omni-channel business model.

As of December 31, 2023, we employed 630 employees across locations in the United States. Of the 630 employees, 19 are focused in manufacturing, 345 are in corporate or other administrative roles, and 266 are in roles at Outposts. In addition, we employ part-time and seasonal workers. We will continue to focus on hiring Veterans and first responders and training our employees to provide the authentic Black Rifle Coffee Company experience in our Outpost locations.

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

Intellectual Property

We own many registered trademarks and service marks in the United States, including the trademark for “Black Rifle Coffee Company,” and our word marks have been registered in multiple classes of goods and services. We own a more limited subset of registered trademarks in jurisdictions outside the United States. Our most important trademark might be our “BRCC” logo, which immediately identifies the brand. We believe that the Black Rifle Coffee Company name and all of its associated marks are of significant value and importance to our business. As a general policy, we pursue registration and monitor the use of our marks in the United States and challenge unauthorized users.

We license the use of our marks to franchise partners, third-party vendors, and others through franchise agreements, vendor agreements, and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We require licensees to inform us of any potential infringement of the marks.

We own a variety of copyrighted materials, chiefly in the form of original artwork presented on our bagged coffee. We rely on the protection of the United States Copyright Act for the protection of our copyrighted works, and challenge unauthorized users both within and outside of the U.S.

Government Regulations

We are subject to extensive federal, state, and local government regulation, including those relating to, among others, public health and safety, food labeling and advertising, food safety and manufacturing, zoning and fire codes, and franchising. Failure to comply with these regulations would adversely affect our activities manufacturing and selling food. Failure to obtain or retain licenses and registrations or exemptions would adversely affect the operation of our Outposts and other properties. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, an Outpost shop in a particular area. The development and construction of additional Outposts will be subject to compliance with the applicable zoning, land use, and environmental regulations.

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

Following the completion of the Business Combination, our organizational structure is what is commonly referred to as an umbrella partnership C corporation (or Up-C) structure. This organizational structure allows certain owners of Authentic Brands to retain their equity ownership in Authentic Brands, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Common Units and Restricted Units of Authentic Brands. Each continuing owner of Authentic Brands also holds a number of shares of Class B Common Stock in the Company equal to the number of Common Units held by such owner, which shares of Class B Common Stock have no economic value, but which entitles the holder thereof to one vote per share at any meeting of our shareholders.

Available Information

We file annual, quarterly and current reports and other documents with the Securities and Exchange Commission (“SEC”) that are publicly available free of charge on the Investor Relations section of our website at https://ir.blackriflecoffee.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC or at www.sec.gov. The information on our website (or any webpages referenced in this Annual Report) is not part of this or any other report we file with, or furnish to, the SEC.
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
Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. Information concerning us, whether accurate or not, may be posted on such platforms at any time. Our founders often appear in unscripted and un-reviewed online publications, such as podcasts, over which we have little curation. Our founders have not had a history of appearing on podcasts while representing a public company, and their statements on these public media platforms may change public perception about the brand and affect our market value.
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
We were founded as a digitally native coffee brand in 2014, and have expanded into a number of growth channels, including, but not limited to, wholesale retailers, merchandise sales, franchised and Company-operated retail locations, and RTD products. Sales in our Wholesale channel increased to $225.1 million in 2023 from $119.4 million in 2022. As several of these growth channels are still in the early stages of development, it may be difficult to anticipate risks, including, but not limited to, those associated with the following: revenue generation and key operating expenses; customer retention and acquisition; evolving or changing consumer preferences; product development and innovation; logistics and supply chain management; and all laws and regulations that may apply to each business line. Additionally, we have historically prioritized, and may in the future continue to prioritize, growth over profitability.
As part of our long-term strategy, we intend to grow our market share and revenue through various initiatives, including, but not limited to: continued growth of our direct to consumer sales through online channels; growth of our Wholesale and RTD channel including expansion of distribution channels, velocity growth, and product innovation; and growth of our Outpost business including opening new Company-operated and franchised Outposts, driving sales growth at existing Outpost locations, and developing new digital platforms such as digital ordering and loyalty programs for customers at our Outpost locations. If we are unable to execute our strategic initiatives, our growth may slow or stop, and our business, results of operations, and financial condition could be materially adversely affected.
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
We have a limited history of generating revenue, in particular with respect to our largest Wholesale partners, RTD products and our Outpost locations. As a result of our short operating history, we have limited financial data that can be used to evaluate our current business. Therefore, our historical revenue growth should not be considered indicative of our future performance. Estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections.
To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our information management systems and other processes, and continue to hire and retain employees. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.
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
Additionally, some of our competitors have greater financial resources than we do, which enables them to spend significantly more on marketing and advertising and other initiatives than we can. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, and new menu items be less effective than our competitors, there could be an adverse effect on our results of operations and financial condition.
Failure to attract new or retain existing customers, or failure to do so in a cost-effective manner, may result in an inability to increase sales and financial harm to our business.
Our new products or merchandise may not generate increased sales or profits.
We have devoted, and will continue to devote in the future, significant resources to launch and promote new products to serve broader customer demand, adapt to changes in markets trends, and account for shifts in customer preferences. However, certain of our product launches have not been adopted by our customers as readily as anticipated, and we may not be successful in implementing our distribution strategy, developing innovative new products, or creating products that are successful with consumer preferences. To the extent that we are not able to effectively gauge the direction of our key markets and successfully identify, develop, and promote new or improved products in the changing market, our operating results could suffer. These risks extend to the implementation of new lines of business or product categories.

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
The loss of one or more of our primary Wholesale partners, or a significant adverse change in a primary Wholesale partner’s financial position, could negatively impact our net sales and profitability.
We generate a material percentage of our Wholesale sales, which was 57% of our net sales in 2023, from a few primary Wholesale partners. Our largest primary Wholesale partner represented 26% of our consolidated net sales in 2023, and the failure to increase or maintain our sales with this primary Wholesale partner would have a negative impact on our growth prospects and any decrease or loss of this primary Wholesale partner’s business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our DTC operations or other Wholesale accounts. Over the last several years, large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. Restructuring of our primary Wholesale partner’s operations, store closures or increased direct sourcing by consumers could negatively impact our net sales and profitability.
We also extend credit to most of our primary Wholesale partners without requiring collateral, which results in a large amount of receivables from just a few Wholesale partners. A significant adverse change in a primary Wholesale partner’s financial position or ability to satisfy its obligations to us could cause us to limit or discontinue business with that Wholesale partner, in some cases after we have already made product purchase commitments for inventory; require us to assume greater credit risk relating to that Wholesale partner’s receivables; or limit our ability to collect amounts related to shipments to that Wholesale partner. In addition, a decision by one or more of our primary Wholesale partners to terminate its relationship with us or to reduce its purchases, whether motivated by competitive considerations, a change in desired product assortment, quality issues, financial difficulties, economic conditions or otherwise, could also adversely affect our business.
We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.
Our in-house content creation platform represents a significant portion of our marketing. Our content creation team primarily uses third party social media platforms mentioned below to engage with customers. In addition to company accounts and accounts associated with key employees, such as our founder and co-founder, Evan Hafer and Mat Best, respectively, we rely on key non-employee influencers to drive online traffic and promote our brand. These relationships and agreements with non-employee influencers are often informal and cannot be closely controlled, and uncompensated individuals with whom we have no formal or informal relationship often support our brand publicly, which support is important to our reputation. Any actions or any public statements or social media posts about us or our products by non-employees that are contrary to our values, are critical of our brand, or create public controversy could negatively affect consumer perception of our brand and adversely affect our business. Furthermore, if non-employees cease publishing content supporting us on their social media platforms for any reason, our online presence may decrease and our operating results may suffer.
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
Furthermore, our advertising, including claims made by sponsored third parties, must be truthful and not misleading, and such parties are required to disclose the sponsored nature of their post in accordance with the guidance from the FTC. As laws and regulations governing the use of these platforms evolve, any failure by us or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, suspension or removal from such platform, or other penalties and adversely affect our business, financial condition, and operating results. An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.
If we fail to offer a high-quality customer experience, our business and reputation will suffer.
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
Our financial performance is highly dependent on our DTC and Wholesale channels, with the DTC channel providing approximately 36.2% and 52.8% of our revenue in 2023 and 2022, respectively, and our Wholesale channel providing approximately 56.9% and 39.6% of our revenue in 2023 and 2022, respectively. If the DTC revenue trends continue to slow or decline or if the Wholesale channel revenue trends slow or decline, our other sources of revenues may be unable to make up any significant shortfall and our business and financial results could be adversely affected.
We experienced a decrease in revenue from our DTC channel in 2023 compared to 2022 as customer acquisition costs significantly increased and we shifted marketing investments into other channels with greater returns. Revenue from our DTC channel may continue to decline as customer acquisition costs remain high and locations to purchase our products increase from the expansion in other channels. Any significant slowdown or decline in our DTC business could result in reduced cash flows.
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
Our DTC and Wholesale business’ success depends on third party logistics. We currently work with parties in the United States to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. If we continue to add third party logistics providers, require them to expand their fulfillment, distribution, or warehouse capabilities, expand to new locations, add products categories with different fulfillment requirements, or change the mix of products we sell, our logistics and distribution network will become increasingly complex and its operation will become more challenging for us and our third party logistics providers. Additionally, as part of our Wholesale channel model, we rely on a network of brokers and distributors to grow and manage our sales. These networks assist in expanding our brand’s reach and ensuring the efficient distribution of our products to our retail partners. If these networks, for any reason, cannot properly or efficiently support our products distribution, our operating results and business may suffer. The third party logistics providers and distribution networks that we rely upon could be interrupted by issues beyond our control, including, but not limited to, information technology problems, natural disasters, pandemics, government regulation, or supply chain issues. Any significant failure in our third party logistics providers to operate effectively could adversely affect our business. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to expand existing or secure new third party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and operating results may suffer.

Our business relies on co-manufacturer and third party suppliers to supply our products, and loss of our co-manufacturer, our failure to identify new co-manufacturers, or inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
We rely on co-manufacturers to provide us with a significant portion of our production capacity, in particular with our RTD products, and certain suppliers to supply various components of co-manufactured products, such as dairy and aluminum cans, and to a lesser extent our at-home coffee products, such as whole bean and ground bagged coffee. Our co-manufacturers have been integral in the development of our products, and we have recently in-housed the sales and marketing efforts concerning RTD products. Failure by us to maintain our relationship with our co-manufacturers or failure to successfully in-house our sales and marketing efforts for these products could adversely affect our operating results. The terms of our co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders, while others do and will in the future commit us to significant purchases over a number of years. Volumes produced under these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. The terms of an expired agreement with our broker are currently being negotiated in the context of historical arrangements, about which there are certain disagreements. Any dispute with our broker could result in further litigation in the future. An adverse outcome to any such dispute could harm our business.
If, for any reason, our co-manufacturer or raw material suppliers cannot fulfill their obligations, our co-manufacturer faces an enforcement action by FDA or is otherwise unable to manufacture our products, or a contract with a co-manufacturer is terminated, or if our needs are less than we have contracted for, our business may suffer. We have historically experienced meaningful variability of our needs for co-manufacturing and various components of co-manufactured goods, and if we do not effectively manage those arrangements or if our forecasting is not accurate, we may experience expiring stock of co-manufactured products, or excess commitments to purchase co-manufactured finished goods and/or components of co-manufactured goods, including aluminum cans and perishable ingredients, resulting in either excess inventory or “take or pay” payments, which we have historically experienced. Any charges related to the write off of excess inventories could have a material adverse effect on our business, operating results, and financial condition. The Company is negotiating with suppliers to amend or terminate certain purchase agreements. The Company has incurred losses during 2023 and if negotiations to amend or terminate the agreements are not successful, the Company may incur losses in future periods, including during 2024.
In addition, we may face risks related to payment terms, arrangements, and due dates with respect to our co-manufacturer, suppliers, or other vendors due to liquidity concerns or restrictive covenants imposed by our credit facilities. In the event that we are unable to timely pay our co-manufacturer, suppliers, or other vendors we may damage the relationship with such third parties, and may suffer future harm to business operations in the event that such third parties terminate their service arrangements with the Company. The loss of our co-manufacturer, suppliers, or other vendors could disrupt our business and affect our quality, cost, and availability of products, which could have an adverse effect on our results of operations and financial condition.
If we need to replace a co-manufacturer or supplier of goods for co-manufactured products, there can be no assurance that additional capacity will be available in a timely manner and in the quantities required, that our quality control requirements will be met, that we will be able to utilize the product formulas or other intellectual property developed with the co-manufacturer, or that the commercial terms of a replacement will be favorable. If we fail to replace a co-manufacturer or supplier, we may be required to reduce our overall production, or increase our production by a smaller amount than forecasted, which could result in loss of sales and reputational harm. Further, an interruption in, or the loss or reduction of operations at, our co-manufacturing facility, which may be caused by work stoppages, contamination, disease outbreaks, terrorism, natural disasters, regulatory restrictions or enforcement, or any other reason, could delay, postpone, or reduce production of our products, which could have a material adverse effect on our business until such time as such interruption is resolved or an alternate source of production is secured.
We believe there are a limited number of high-quality co-manufacturers and suppliers that can meet our pricing requirements and quality control standards. As we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. The loss of our co-manufacturer, any disruption or delay at our co-manufacturer, or any failure to identify and engage co-manufacturers to increase production capacity, could delay or postpone the production of our products or reduce our overall production capacity, either of which could have a material adverse effect on our business, operating results, and financial condition.
We strongly rely upon our Wholesale channel partners. If we cannot maintain good relationships with customers and distributors, our Wholesale revenue channel may be harmed.
Our wholesale relationships are important to our operations. We sell our coffee products, merchandise, and other products through outlets, dealers, and distributors, such as Walmart, Bass Pro Shop, Scheels, Ace Hardware, and other retailers. Certain wholesale locations may include significant signage and advertising for our brand, and we rely on these locations to effectively advertise and present our products. Our business could be adversely impacted if our Wholesale channel partners face declines in customer traffic, declines in consumer spending, litigation, temporary or sustained store closures, or other business disruptions, including but not limited to supply chain disruptions or inventory management issues. Our business could also be adversely impacted if we fail to grow sales of our RTD, coffee, and merchandise products through Wholesale channels, including flat or declining number of outlets and retailers offering our products, flat or declining sales velocity in these channels, and failure to expand through new retail partnerships and outlets selling our products or newly launched products. Further, the purchasing power of current or potential large Wholesale channel partners is significant, and they have the ability to command concessions, which have and may in the future reduce our profitability substantially and expose us to greater liability under the terms of our agreements with such partners. There can be no assurance that the distributors and retailers will purchase our products or provide our products with adequate levels of promotional and merchandising support. The need to make significant concessions to retain one or more such Wholesale channel partners or the failure to maintain or further develop these business relationships could result in harm to our business and results of operations.
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
We roast the majority of our self-produced coffee beans in-house at our Manchester, TN facility. We use our co-manufacturer for certain outsourced coffee roasting. We also contract with other suppliers and manufacturers to procure supplies, equipment, and other materials and products. Any material interruption in our supply chain, such as material interruption of the supply of coffee beans, coffee machines and other restaurant equipment, merchandise, apparel, or packaging for our proprietary products could have a negative material impact on our business and our profitability. Disruptions could occur due to the casualty loss of our roasting plant, interruptions in service by our third party logistics service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs, quotas, or placement of a foreign supplier on an FDA import alert, increased prices to postage and shipping, embargoes or customs restrictions, pandemics, social or labor unrest, weather or natural disasters, political disputes and military conflicts, or other potential incidents. Additionally, we rely on our domestic and international business partners to provide high quality products and to comply with applicable laws. If production at our Manchester, TN facility is disrupted, we would have to leverage our co-manufacturing network in order to make up for this lost capacity. We also do not have sufficient agreements in place with third parties to roast our coffee in the event that our Manchester, TN facility were to become inoperable and we would have to negotiate for additional capacity to cover any potential lost capacity. We are currently in the process of expanding our Manchester, TN facility, and failure to successfully implement that expansion could have a negative impact on our business.
Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean coffee beans and related coffee products. The high-quality coffee we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality coffee and also impact the pricing of our fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the base “C” coffee commodity price component has not yet been established and will be determined per the coffee commodity calendar.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, our ability to find other green coffee with the same profiles that deliver the same experience to our consumers may be impacted, which could have a material adverse impact on our profitability.
Increases in the cost of dairy products and other commodities, such as petroleum which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.
We have entered into certain forward purchase contracts for coffee beans, which include fixed price arrangements with set time periods for market-based increases. By entering into these commercial contracts, we attempt to mitigate the adverse effects of unexpected market-price increases. For example, we agreed to rates in 2023 that are lower than the current future prices of green coffee beans. However, if future prices were to decline below our contracted prices, we are contractually obligated to pay the higher rates.
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
Additionally, certain public entities have recently experienced extreme volatility in the market prices and trading volume of their common stock. This extreme volatility seems to be unrelated to the underlying business of these entities, their market performance, or the macro or industry fundamentals of these entities. These extreme market fluctuations have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums, and it is unclear how long this volatility will last. Due to our customer base, online presence, and reputation, among other factors, our Class A Common Stock may be subject to similar market volatility in the future not necessarily related to the performance of our business.
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
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, such as our subscription model and innovative content and branding, including Veteran and first-responder-focused branding -- certain examples of which exist -- our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Our growth strategy depends in part on opening new Outposts in existing and new markets. We may be unsuccessful in opening new Outposts or establishing new markets, which could adversely affect our growth.
As of December 31, 2023, we have thirty-six Outposts across ten states, of which eighteen were Company-operated and eighteen were franchised. A component of our growth strategy is opening new Outposts and operating them on a profitable basis. We opened our first Company-operated Outpost in 2020, with the remainder opening in 2021 through 2023. Our ability to open new Outposts is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
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
There is no guarantee that a sufficient number of suitable sites for new Outposts will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan, and competition for high quality sites is significant. If we are unable to open new Outposts, or if existing franchise partners do not open new Outposts, or if planned openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.
As part of our medium term growth strategy, we may enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new Outposts, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our Outposts in our existing markets, and we will need to build this recognition in new markets. Outposts we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing Outposts, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new Outposts.
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
Although we target specified operating and financial metrics, we have experienced that new Outposts may never meet these targets or may take longer than anticipated to do so. Any new Outpost we open may never become profitable or achieve operating results similar to those of our existing Outposts, which could adversely affect our business, financial condition, or results of operations.
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
•changes in consumer preferences and discretionary spending, including in connection with broader economic concerns;
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
These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Several years ago, one of our vendor’s technology systems was exploited, giving unauthorized access to certain of our customer data. The unauthorized third party who obtained this data then made certain statements online regarding our online vulnerabilities, but we promptly remedied these identified vulnerabilities. We have technology security initiatives in place to mitigate our risk to vulnerabilities and do from time to time detect and prevent attempted access or disruptions, but these security measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that other data security incidents do not occur. If our information technology networks and systems or data processing suffers damage, security incidents, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition.
An actual or perceived incident affecting of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses.
The costs to respond to a security incident or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incident involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident.
Although we maintain insurance regarding cyber events, we may not have adequate insurance coverage for handling security incident related expenses or changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), which could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.
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
Our business requires the collection, transmission, and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. Our systems and technology may be vulnerable to damage, disruption, or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, cyber-security attacks, computer viruses, power outages, and other failures or disruptions outside of our control. Furthermore, the information security and privacy requirements imposed by governmental regulation are increasingly demanding. A material breach of our or third parties’ information technology systems that results in authorized access, theft, use, or destruction of customer or employee confidential information could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from customers and employees, any of which could harm our business.
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
In addition, most of our products contain caffeine and our RTD products and many of the beverages made at our Outposts contain sugar, dairy products, and other compounds, such as natural and artificial flavors, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to caffeine and other ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine, sugar, or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our products. For example, recent unfavorable media regarding a caffeinated lemonade beverage in a major US quick serve chain may change public perceptions of and demand for caffeinated beverages. A decrease in customer consumption as a result of these health concerns or negative publicity could significantly reduce the demand for our products and could harm our business.
Food safety and quality concerns may negatively impact our brand, business, and profitability, our internal operational controls and standards may not always be met. Any possible instances or reports, whether true or not, of food or beverage-borne illness or adulteration could reduce our sales.
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food adulteration or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our Outposts could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. Our products may also be subject to food recalls or other regulatory warnings promulgated by the U.S. Food and Drug Administration (“FDA”), state regulatory authorities, or other regulatory bodies. The FDA and states can take regulatory enforcement actions up to and including issuing public warnings, seizing products, and suspending our or our co-manufacturer’s ability to operate the manufacturing facility. In addition, states and the FDA are increasingly focused on chemical contamination in food and beverage products and packaging, including of heavy metals, per- and polyfluoroalkyl substances (“PFAS”), and pesticide residue. Failure to comply with these requirements could lead to a regulatory enforcement and negative publicity, as well as claims from private plaintiffs. Notably, California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) permits private enforcement against companies for allegedly failing to provide adequate health hazard warnings in the sale of consumer products containing certain chemicals, including contaminants. We have previously received, and may receive in the future, notice of alleged violation threats of private enforcement. Consumer advocacy groups are known to test products for contaminants and publish the results, which can lead to private enforcement efforts.

We cannot guarantee to customers that our internal controls and training will be fully effective in preventing all food-borne illnesses, contamination, or adulteration. Undiscovered contamination of our coffee bean supplies could result in future claims about product safety. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, potentially giving rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our Company-operated or franchised Outposts could negatively affect sales at all our Outposts if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our Outposts. Additionally, even if food-borne illnesses were not identified at our Outposts, our sales could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.
We are subject to the risks associated with leasing space subject to long-term non-cancelable lease and, with respect to the real property that we own, owning real estate.
Our Outpost leases generally have initial terms of 10 to 15 years with renewal options in 5-year increments. Outpost leases provide for a specified annual rent, with agreed increases (typically a 10.0% base rent increase per 5-year time period). Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities, which costs tend to increase each year. We generally cannot terminate these leases without incurring substantial costs. Additional future Outpost sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future Outpost is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, or until the lease is either assigned by us to a third party, or the site is relet by the landlord. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Outposts in desirable locations. Also, because we sometimes purchase real property for certain Outpost locations and for office, warehouse, and manufacturing facilities, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends, and supply or demand for the use of the Outposts, which may result from competition from similar restaurants in the area as well as strict, joint, and several liability for environmental contamination at or from the property, regardless of fault.
Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of December 31, 2023, approximately 50% of our Outposts were operated by our franchise partners. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.
We receive royalties, franchise fees, and collect franchisee contributions to a BRCC franchisee marketing fund that is dedicated to Outpost promotional initiatives. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised Outposts may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate Outposts in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified Outpost managers, employees, and other Outpost personnel or may not implement marketing programs and major initiatives such as Outpost remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.
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
While we seek to continue supporting the success of our entire system of Outposts and for taking a longer term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may and do, from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This has and may continue to lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. For example, in the past we have agreed to provide certain operational and financial support in connection with the sale and shutdown of certain stores managed by franchisees. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our Outposts, which could harm our business even if we have a successful outcome in the dispute.
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
Our continuous growth and expansion has placed, and may continue to place, significant demands on our management and our operational and financial resources, and has resulted in significant turnover throughout our organization. In connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various Outposts and maintaining our culture across multiple offices and Outposts. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
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
Disruptions at the bank in which we deposit our funds could have an adverse impact on our business and financial condition.
We hold substantially all of our deposits with a single bank and the bank also serves as the lender under our senior credit facility. We rely on our deposits with the bank and access to our senior credit facility to fund substantially all of our operations. Any disruption in the bank’s ability to process payments, maintain our deposits, or satisfy its obligations under our senior credit facility, would significantly disrupt our business and could materially affect our operations and financial performance. In addition, under the terms of our senior credit facility, we are required to maintain substantially all our deposits with the bank. As a result, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits over $250,000.
We may be adversely affected by the effects of inflation.
Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers was 3.4% as of December 31, 2023 and 6.5% as of December 31, 2022. Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher costs for the raw materials we use to operate our business, higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As inflation increases, keeping wages competitive and maintaining general operating expenses at their current levels may be difficult. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we may take could negatively impact our customer engagement, including our subscriber base, and decrease our market share, and certain of our competitors, particularly our larger, more established competitors, may manage inflationary pressures better than we are able.
Authentic Brands’ debt obligations could impair our financial condition and adversely affect our business, and we may be unable to generate the cash flow to service such debt obligations.
On August 10, 2023, Authentic Brands entered into (i) the Term Loan Credit Agreement, which provides for a $50.0 million senior secured term loan credit facility and a $6.0 million bridge loan facility, and (ii) the ABL Credit Agreement, which provides for an asset-based revolving credit facility with committed maximum borrowing capacity of $75.0 million. Such substantial indebtedness has important consequences for us, including:
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
During the third quarter of 2023, we entered into a barter arrangement in which we have agreed to deliver products with a retail value of $41.6 million in exchange for an equal value of advertising that we may use over the four-year term of the arrangement. For a variety of reasons, we may not receive the benefits we expect from the barter arrangement. The counterparty is a firm that specializes in barter arrangements, rather than an advertising agency, and the quality and quantity of the advertising available under the arrangement may not meet our expectations or may not be usable by us, in part or in whole. Any advertising credit that remains unused at the end of the four-year term will expire, and we will not receive any compensation for the amount of the unused credit. The value of the advertising provided under the arrangement may be difficult to value, and we are relying in significant part on the good faith of the counterparty to value the advertising accurately. The quantity of advertising available under the arrangement may also decrease over the four-year term because of inflation or other factors that increase the cost of advertising. If we do not receive the expected benefits from the barter arrangement, our sales may decline or we may be compelled to increase our marketing spend above our expectations, which would adversely affect our results of operations. In addition, although the barter arrangement limits the locations in which the counterparty may sell our products, our revenue may decline as we compete for sales with the products we deliver under the arrangement, and we may experience disruption in markets where we have exclusive agreements that may lead to fees or impair our relationships with existing distributors.
We have identified a material weakness in our internal control over financial reporting.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness relating to the review procedures relating to disclosure of fixed asset activity in the Company's statement of cash flows for the nine months ended September 30, 2023, which resulted in (i) certain losses on the disposal of assets being improperly presented as a reduction to capital expenditures within investing activities and (ii) incorrect calculations of the non-cash portion of capital expenditures removed from capital expenditures within investing activities. As a result, we have restated the interim statement of cash flows for the nine months ended September 30, 2023, which restatement is included in Note 19, Quarterly Financial Information (Unaudited), in the notes to our consolidated financial statements included herein.

See Part II. Item 9A, Controls and Procedures, below for additional information about the material weakness.

While certain actions have been taken to implement a remediation plan to address this material weakness and to enhance our internal control over financial reporting, if this material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our Company, and, as a result, the value of our common stock could be adversely affected.
Risks Related to People and Culture
We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees, the failure of one or more of these employees to dedicate adequate time to the Company’s affairs, or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends partly upon the continued services of our founder and executive chairman, co-founders, chief executive officer, and other executive officers. We rely on our leadership team in the areas of marketing, sales, customer experience, and administration. From time to time, there have been and may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. For example, in 2023, the Company experienced substantial turnover on the executive management team, which included the transition of Evan Hafer and Tom Davin, our former CEO and Co-CEO, respectively, from their prior positions and now hold the positions of executive chairman of the Board and member of the Board, respectively. On November 6, 2023, Christopher Mondzelewski, the Company former Chief Marketing Officer and President, was appointed to the position of President and CEO, which appointment became effective on January 1, 2024. Further, on June 23, 2023, Gregory Iverson, our former CFO, informed the Company of his intent to leave the Company. The Company appointed Mark Weinsten as interim CFO on June 28, 2023, who was later replaced by Stephen Kadenacy on September 6, 2023, to act as CFO on a permanent basis going forward.
Further changes in our executive management team may also cause disruptions in, and harm to, our business.
In addition, certain of our executive officers may have pre-existing obligations or relationships with other businesses, which may result in a conflict of interest in allocating their time between our operations and their other businesses. For example, Mr. Kadenacy, our Chief Financial Officer, also acts as the Co-Managing Member of SilverBox Capital, an investment firm which he co-founded in 2017. Because certain of our executive officers will engage in operations independent of the Company, some of these activities may conflict with those of the Company or detract from the time that such executive officers dedicate to the Company, which may also cause disruptions in, and harm to, our business.
Mr. Hafer and Mr. Best, our founder and co-founder, are instrumental to our marketing and publicity strategy and are closely identified with both the brand and us in general. They actively promote the brand through their large social media platforms and through various public appearances, and we believe that the unique personalities of our founders are part of our success. Our founders’ public personas are more closely tied to our brand than other companies, and we believe that the continued engagement of our founders with our customers will be a contributor to our growth.
Additionally, our founders and executive officers occasionally travel in small aircraft to remote locations, sometimes together. They also engage in outdoor recreational activities that have known risks, such as bear hunting and mountain sports. These activities could put our founders at risk and cause potential harm to our business.
If the services of Mr. Hafer, Mr. Best, Mr. Mondzelewski or Mr. Kadenacy became unavailable to us for any reason, or do not devote adequate time to our business operations, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our brand and developing and effectively executing on our strategies.
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
We maintain a policy of permitting employees and customers to carry firearms in the workplace and at our Outposts, subject to certain policy requirements. While we have never experienced any significant acts of violence at any of our locations in the past, such policy creates certain inherent risks and any accidents related therewith may subject us to liability.
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
Our industry is subject to extensive federal, state, and local laws and regulations, including those relating to the preparation, labeling, advertising, and sale of food and beverages or consumption and those relating to building and zoning requirements. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits, and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing Outposts and delay or result in our decision to cancel the opening of new Outposts, which would adversely affect our business.
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
We are also subject to a variety of other employee relations laws including, but not limited to, the Family and Medical Leave Act and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations, including regulations regarding firearms in the workplace, and the National Labor Relations Act. Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, we will need to continue to increase our compliance efforts in these areas, which may affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.
We are subject to compliance obligations of the Federal Food, Drug, and Cosmetic Act (“FFDCA”), including Food Safety Modernization Act (“FSMA”) for our coffee roasting and beverage manufacturing activities. FDA enforces regulations under FSMA that require us to implement, review, and assess new manufacturing and safety compliance programs, including development of a Food Safety Plan. Noncompliance with these requirements can result in an enforcement action from FDA or recall of our products. Our Outposts similarly are subject to state and local licensing and food safety requirements, which vary by location and which may require specific food safety processes and training. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business.

We are also subject to state requirements regarding food manufacturing, labeling, ingredients, and packaging. In particular, a growing number of states have, and continue to pass, laws regarding chemical contamination of consumer products, including food and food packaging. These include state laws restricting the presence of PFAS in food packaging, as well as laws regarding recyclability of packaging and extended producer responsibility (“EPR”) programs for manufacturers of packaged foods and beverages. They also include California’s Proposition 65, which covers both food and consumer products, such as merchandise. We have historically experienced immaterial disputes regarding our compliance with California’s Proposition 65 as it applies to our food products and consumer products, such as our merchandise. Failure to comply with state laws could adversely affect our business through state enforcement actions or, in some instances, form the basis of a claim by a private litigant.
We are subject to the ADA, which, among other things, requires our Outposts to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our Outposts to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. We have historically experienced immaterial disputes regarding the ADA compliance of certain aspects of our website.
We are subject to the Federal Trade Commission Act and regulations and policies promulgated by the FTC, including requirements for advertising of our products and our advertising partners. Failure to comply with these advertising laws could result in federal or state enforcement actions and adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business.
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
We are subject to a number of regulations applicable to the labeling and advertising of our products. The FDA places a number of restrictions and guidelines on food labeling. We may incur significant costs to alter our existing labeling and packaging materials to comply with new FDA regulations, and new regulations may also negatively impact consumption patterns by consumers. Furthermore, the FTC promulgates a number of regulations regarding marketing and advertising that are applicable to our products, with which we, and our third parties advertising on our behalf, must comply.
The FDA and the FTC require any claim on products to be truthful and not misleading. Failure to comply with these requirements may be subject to regulatory penalties or civil litigation. Our advertising often uses humor in conjunction with supportable facts about the products or their ingredients to engage with our customers and promote the brand. While we have not faced any liability concerning our advertising, an adverse ruling or enforcement action that our branding is misleading could harm our marketing and brand. We also sell certain products or merchandise labeled with an American flag even though they are not made in the United States, such as our coffee, which is roasted in the United States but sourced in traditional coffee growing regions, such as Latin America. If a customer or regulatory agency were to file suit over misleading advertising claims, whether or not they are successful, our business and brand reputation could be harmed. As part of its requirements for truth in advertising, FTC’s guidance also states that endorsements by third parties, including influencers, must be truthful and not misleading. FTC also requires endorsers to make certain disclosures when posting sponsored content. Failure by our third-party advertisers and sponsored influencers to adhere to these requirements could create liabilities for us.
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
Data privacy and regulation of privacy, information security, and Processing has become a significant issue in the United States. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, and local laws, orders, codes, regulations, and regulatory guidance regarding privacy, information security, and Processing, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, how the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process customer data and operate our business.
Changes in Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; result in litigation and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business (“Adverse Data Protection Impact”).
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
We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations to the extent possible, but at times our efforts may be inadequate, or perceived to be so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media, or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of strategic Processing, or other remedies that adversely affect our business.
In the United States, these include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (“CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses Processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. Compliance with the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establishes restrictions on the retention of personal data, expands the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Compliance risks introduced by Data Protection Laws such as the CCPA and CPRA exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (“CDPA”) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA, similar state laws in other states, and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data Processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies, and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals, or others.

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
We and our franchise partners are subject to extensive government regulation at the federal, state, and local government levels, including by the FTC, FDA, and state authorities. These include, but are not limited to, regulations relating to the preparation and sale of beverages, menu and product labeling requirements, zoning and building codes, franchising, land use, and employee, health, sanitation, and safety matters. We and our franchise partners are required to obtain and maintain a wide variety of governmental licenses, permits, and approvals. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new Outposts and thus could harm our business. Any such failure could also subject us to liability from our franchise partners.
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
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters misleading food and beverage labeling and advertising, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers, and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses or damages.
Our customers may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our Outposts, including actions seeking damages resulting from food-borne illness or accidents in our Outposts. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The food and beverage and restaurant industries have also been subject to a growing number of claims, including regarding restaurant menus and obesity, misleading advertising or labeling claims, claims regarding the presence of contaminants, and more.
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
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (”FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) established a uniform federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug, and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
In connection with the consummation of our initial public offering, we entered into a Tax Receivable Agreement with the Unitholders of Authentic Brands. Pursuant to the TRA, we will be required to make cash payments to such Unitholders of Authentic Brands equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Authentic Brands and an adjustment in the tax basis of the assets of Authentic Brands reflected in that proportionate share as a result of any future exchanges of Units held by the Unitholders of Authentic Brands for shares of our Class A Common Stock or cash, and (2) certain other tax benefits related to payments we make under the TRA. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of Unit exchanges, and the resulting amounts we are likely to pay out to Unitholders of Authentic Brands pursuant to the TRA; however, we estimate that such payments may be substantial. Payments under the TRA will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the Unitholders of Authentic Brands under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. The payments under the TRA are also not conditioned upon the Unitholders of Authentic Brands maintaining a continued ownership interest in Authentic Brands. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by the Unitholders of Authentic Brands, the amount of gain recognized by such Unitholders of Authentic Brands, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
The amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax savings that it ultimately realizes.
Unless waived by the Agent under the TRA, where applicable, the TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we were to breach any of its material obligations under the TRA, if certain events relating to bankruptcy, insolvency or similar proceedings with respect to us were to occur, or if, at any time, we elect an early termination of the TRA (with the consent of a majority of its disinterested directors and of the Agent under the TRA), then the TRA will terminate and its obligations, or its successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become due and payable in a lump-sum amount representing the present value of all forecasted future payments that would have otherwise been made under the TRA. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and may substantially exceed the actual tax savings that we will realize. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. In these situations, our obligations under the TRA could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance its obligations under the TRA.
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
While we generally believe our pursuit of our PBC Purpose creates value for our brand as well as the individuals and organizations we serve, there is no assurance that we will be able to achieve the PBC Purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.
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
Our status as a public benefit corporation could make it more difficult for another party to obtain control of the Company. While Delaware case law, as established in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1986), and related cases, imposes upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. Our Board could reject a bid to acquire us in favor of pursuing the PBC Purpose, to the detriment of stockholders. Consideration of these competing interests would not preclude our Board from accepting a bid that maximizes short-term stockholder value. Rather, our Board could weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value, be in the best interests of those materially affected by our conduct and/or better promote the PBC Purpose and, if appropriate, could accept a bid that does not maximize the financial return to stockholders. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our capital stock, and deter potential acquirers of the Company, thereby reducing the likelihood that you would receive a premium for your stock in an acquisition.
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
As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and success in achieving our specific public benefit purpose. If we are not able to provide this report in a timely manner or at all, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed and the value of our stock could decrease as a result.
Our only material assets are our direct and indirect interests in BRCC LLC, and we are accordingly dependent upon distributions from BRCC LLC to pay dividends and taxes and other expenses.
We are a holding company and have no material assets other than our managing member interest in Authentic Brands and direct and indirect limited liability company interests in BRCC LLC. We have no independent means of generating revenue. We intend to cause our subsidiaries (including Authentic Brands and BRCC LLC) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, we declare. The terms of any credit agreements or other borrowing arrangements we or our subsidiaries have entered into or may enter into in the future may impose restrictions on the ability to pay us dividends. To the extent that we need funds, and any of our direct or indirect subsidiaries are restricted from making such distributions under these debt agreements or applicable law or regulation, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
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
Risks Related to an Investment in Our Securities
We may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
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
We are designated as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
We expect to incur costs to enhance our internal control environment in upcoming years. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our founder, Evan Hafer, beneficially owns approximately 63% of the combined voting power of our voting securities. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners, and employees. Together with Executive management, the Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach. The Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s strategy, the Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which regularly interacts with members of senior management tasked with various risk management functions.
•Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management promptly.

•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated regularly.
•Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including assessments, tabletop exercises, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company also engages third parties to perform assessments on our cybersecurity measures.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive quarterly presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
The Company relies on its Executive management and internal technical experts to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, dedicated personnel are deployed with the expertise to address cybersecurity threats and to respond to cybersecurity incidents if and as they occur. The expertise of such dedicated personnel is primarily derived from prior employment and training in the information technology and/or cybersecurity space. Members of the Security leadership team have served in various leadership roles across the security, intelligence, and cybersecurity domains for over 20 years. Their previous experience spans across the military and private sector, previously leading global cybersecurity intelligence & defensive operations at a fortune 500 enterprise. They hold various security credentials, certifications, and memberships in cybersecurity leadership organizations. Their professional education includes business management, computer science, and computer applications expertise. Through ongoing communications with these teams, members of management monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time, and report such threats and incidents to the Audit Committee when appropriate.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.
Item 2. Properties
The material properties used by the Company in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations are as follows:

Property Location	Approximate Size (sq. ft.)	Function	Owned/Leased
Salt Lake City, UT	30,295	HQ and Corporate	Owned
Manchester, TN	65,000	Corporate and Manufacturing	Owned
As of December 31, 2023, the Company had 18 Company-operated stores, most of which are leased. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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
On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that the Tang Capital suffered damages arising from the Company’s refusal on two alleged occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss a breach of contract claim. The Company believes that it has meritorious defenses to the claim asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries: Strategy and Execution, Inc. v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which is currently pending. The Company maintains all royalties expire upon expiration of the parties’ contract on December 31, 2023, and prior to such expiration, only SKUs manufactured at co-manufacturers SEI introduced the Company to, are subject to such royalty. Through December 31, 2023, the Company has expensed all royalties for co-manufacturers which SEI introduced.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Position(s) Held
Evan Hafer	47	Founder, Executive Chairmen
Mat Best	37	Chief Branding Officer
Stephen Kadenacy	55	Chief Financial Officer
Christopher Mondzelewski	50	President and CEO, Director
Andrew McCormick	38	General Counsel and Corporate Secretary
Evan Hafer founded the Company in 2014 and was Chief Executive Officer from its inception until Mr. Mondzelewski’s appointment on January 1, 2024. He is a director and served as Chairman of the Board from our inception to July 2022, and resumed such role as Executive Chairman on January 1, 2024. Prior to founding the Company, Mr. Hafer had fifteen years of service in the U.S. military and worked as a contractor for the CIA. As a member of the military, he served as a Green Beret with the 19th Special Forces Group and was deployed overseas multiple times. Mr. Hafer attended the University of Idaho and has been roasting coffee since 2006.
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

Christopher Mondzelewski has served as the Company’s President and Chief Executive Officer and a member of the Board since January 1, 2024. Prior to his appointment as Chief Executive Officer, Mr. Mondzelewski has served as the President of the Company from June 28, 2023 and began his time with the Company on May 1, 2023, when he was appointed to the position of Chief Marketing Officer. Mr. Mondzelewski brings over 20 years of consumer marketing, business and leadership experience, most recently serving as the Chief Growth Officer of Mars’ $12B+ Global Petcare business. Throughout Mr. Mondzelewski’s almost 12-year tenure at Mars, he consistently grew his responsibilities, holding multiple marketing and business development leadership roles in which he led transformative growth and operational improvement strategies across numerous brands. Prior to joining Mars, Mr. Mondzelewski held marketing roles at Kraft Foods, where he launched several successful campaigns. Before his business career, Mr. Mondzelewski was a Marine for five years, deploying in support of Operation Desert Freedom.
Stephen Kadenacy, has served as the Company’s Chief Financial Officer since September 18, 2023. Mr Kadenacy, who is the former Chief Financial Officer of AECOM, is a significant shareholder and has deep familiarity with BRCC’s operations and financial profile, having played an integral role in the business combination of BRCC and SilverBox, including serving as Chief Executive Officer of SilverBox Engaged Merger Corp until its merger with BRCC in February 2022. Mr. Kadenacy is a seasoned investment professional and former Fortune 200 operating executive with expertise in managing, building and growing global public organizations, most recently serving as Co-Managing Member of SilverBox Capital, an investment firm which he co-founded in 2017. With experience spanning over three decades, Mr. Kadenacy was also the CEO of Boxwood Merger Corp until its merger with Atlas Technical Consulting and then remained on the Board. Previously, Mr. Kadenacy held leadership roles at AECOM, a global engineering and technical services company, including serving as President, Chief Operating Officer, and Chief Financial Officer. Prior to his corporate career, Mr. Kadenacy was a Partner at KPMG in the Economic Consulting Practice and served as a member of the Board of Directors of ABM Industries, a provider of facility management services. Mr. Kadenacy also served on the Board of the YMCA of Greater Los Angeles and the Board of Trustees for UCLA’s Anderson School of Business. Mr. Kadenacy holds a bachelor’s degree in economics from UCLA and an MBA from USC.
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
Holders
As of February 29, 2024, there were 60 holders of record of our Class A Common Stock, 63 holders of record of our Class B Common Stock and no holders of record of our Class C Common Stock and Preferred Stock. The number of record holders does not include persons who held our securities in nominee or “street name” form, whose shares of record are held by banks, brokers, and other financial institutions.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “we”, “us”, “our”, “Black Rifle Coffee”, “Black Rifle Coffee Company”, “BRCC” and the “Company” in this section are to the business and operations of BRC Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the audited annual consolidated financial statements and related notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause BRCC’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in Part I, Item 1A, Risk Factors in this Annual Report.

Overview
Black Rifle Coffee Company is a rapidly growing Veteran-controlled and led coffee and media company that operates through three channels: Wholesale, Direct to Consumer, and our Outposts. Our business started with a loyal and quickly expanding community of consumers through our DTC channel and we now have more than 225,800 active Coffee Club subscribers as of December 31, 2023. We are now experiencing rapid growth in our Wholesale channel as we have continued our expansion into grocery stores, specialty stores, and other intermediaries. We have also experienced growth in our Outpost channel as we opened additional company owned stores and franchises in 2023.
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

To support our premium quality product, we own one roasting facility focused on large and small batch roasting. Our coffee beans are primarily roasted in-house and 100% in the United States to ensure consistency and quality of product. Our coffee beans are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.
We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels. Our Wholesale channel includes products sold to an intermediary such as grocery stores, including the FDM customer set, such as Walmart, Specialty Retailers, such as Bass Pro, and convenience stores which primarily sell our RTD products, such as 7-Eleven. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Outpost channel includes our Company-operated and franchised Black Rifle Coffee retail coffee shop locations.
We continue to experience strong revenue growth. Revenue increased to $395.6 million and $301.3 million for the years ended December 31, 2023 and 2022, respectively, representing growth of 31.3% year over year. This growth was primarily driven by our entry into the FDM market for bagged coffee and rounds products, and increases in RTD product sales, both of which are included in the Wholesale channel.

The Business Combination
In February 2022, we completed the Business Combination and as a result of the consummation of a series of mergers in connection therewith, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member of Authentic Brands as a public benefit corporation. The Business Combination was accounted for as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment was determined as the individual controlling Authentic Brands prior to the Business Combination also controlled the combined company post business combination.
Trends
Certain trends affecting our business within the respective sales channels are as follows:
•Wholesale channel revenue has increased as we have added new customers and we continue to grow our presence in the FDM market. We expect to see increased revenue within this channel as we increase investment to obtain new customers and expand in the FDM market.
•DTC revenue growth has slightly declined as a result of our decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs.
•Outpost channel revenue has increased as we continue to open additional stores during 2023. We anticipate limited growth in this channel during 2024.
Key Factors Affecting Our Performance
Our Ability to Increase Brand Awareness
Our ability to promote and maintain brand awareness and loyalty is critical to our success. We believe we have created a highly efficient marketing strategy that provides us the ability to increase brand awareness and drive consumer interaction. Consumer appreciation of our brands is primarily reflected in the increase of our sales across our three channels over the last few years. We expect to continue to develop and implement forward-looking brand strategies that leverage social media and employ targeted digital advertising to expand the reach of our brand.
Our Ability to Grow Our Customer Base in Our Wholesale Channel
We are currently growing our customer base through our Wholesale channel. Our products are also sold through a growing number of physical retail channels. Wholesale customers include large national retailers, regional retailers, distributors, and dealers.
Our Ability to Acquire and Retain Customers at a Reasonable Cost
We believe our ability to consistently acquire and retain new customers at a reasonable cost will be a key factor affecting our future performance. While we have a strong presence in major markets, we still have the opportunity to grow brand awareness, with 29% estimated aided awareness in any region of the country. To accomplish this goal, we intend to grow our brand awareness through various avenues such as national television and streaming advertising, and through select sponsorship and partnership opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Google, and YouTube. Our digital capabilities provide a distinct advantage and enable us to form direct relationships with our customers and capture valuable customer data and insights. We will continue to utilize marketing measurement to ensure our advertising is effective while expanding our brand reach.
Our Ability to Drive Repeat Usage of Our Products
We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.
Our Ability to Expand Our Product Line
Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added another 11-ounce SKU and three high-caffeine, boldly-flavored 15-ounce SKUs. Four of these SKUs have grown to become top-35 products in the RTD coffee category both in units and dollars in 2023 and can be found in more than 86,840 locations across the country. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality beans possible to deliver to our customers.
Our Ability to Manage Our Supply Chain
Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Nicaragua, and Brazil, and since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 100% of our coffee is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, leads cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers.
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
Interest Expense
Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts and deferred financing costs. For the year ended December 31, 2023, interest expense also included the extinguishment of debt costs.
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
In accordance with ASC 740, Income Taxes, the Company evaluates the technical merits of its income tax positions and establishes unrecognized income tax benefits for uncertain tax positions when deemed appropriate. The Company evaluates and accounts for uncertain tax positions using a two-step approach: Step 1. Recognition – occurs when the

Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step 2. Measurement – determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. See Note 16, Income Taxes for additional information.
Results of Operations
This discussion and analysis pertains to comparisons of material changes in the consolidated financial statements for the years ended December 31, 2023 and 2022. For the comparisons of the years ended December 31, 2022 and 2021, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K. The following table represents the selected results of operations for BRCC for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2023	2022
Revenue, net	$395,623	$301,313
Cost of goods sold	270,175	202,134
Gross profit	125,448	99,179
Operating expenses
Marketing and advertising	30,794	38,169
Salaries, wages and benefits	71,054	64,286
General and administrative	71,613	64,486
Other operating expense, net	2,198	—
Total operating expenses	175,659	166,941
Operating loss	(50,211)	(67,762)
Non-operating income (expenses)
Interest expense, net	(6,330)	(1,593)
Other income, net	10	339
Change in fair value of earn-out liability	—	(209,651)
Change in fair value of warrant liability	—	(56,675)
Change in fair value of derivative liability	—	(2,335)
Total non-operating expenses	(6,320)	(269,915)
Loss before income taxes	(56,531)	(337,677)
Income tax expense	185	367
Net loss	$(56,716)	$(338,044)

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue, net	$395,623	$301,313	$94,310	31%
Cost of goods sold	270,175	202,134	68,041	34%
Gross profit	125,448	99,179	26,269	26%
Gross margin(1)	31.7%	32.9%
Total operating expenses	$(175,659)	$(166,941)	8,718	5%
(1)Gross margin is calculated as gross profit as a percentage of revenue, net
Revenue, net
We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.
Net revenue for the year ended December 31, 2023 increased $94.3 million, or 31.3%, to $395.6 million as compared to $301.3 million for the corresponding period in 2022.
The increase was primarily driven by new products sold, increased points of distribution in the Wholesale channel including entry into FDM, and the opening of new Company-owned Outposts, partially offset by a lower number of subscribers in the DTC channel.
The following table summarizes net sales by channel for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Wholesale	$225,059	$119,360	$105,699	89%
Direct to Consumer	143,232	159,022	(15,790)	(10)%
Outpost	27,332	22,931	4,401	19%
Total net sales	$395,623	$301,313	$94,310	31%
For the year ended December 31, 2023, net revenue from our Wholesale channel increased $105.7 million, or 88.6%, to $225.1 million as compared to $119.4 million for the corresponding period in 2022. The Wholesale channel performance was primarily driven by entry into, and growth in, the FDM market along with continued distribution and innovation in our RTD product line.
DTC channel net revenue decreased by $15.8 million, or 9.9%, to $143.2 million for the year ended December 31, 2023 as compared to $159.0 million for the corresponding period in 2022 primarily due to lower customer acquisition as we strategically shifted advertising spend to other areas with higher returns.
For the year ended December 31, 2023, net revenue for our Outpost channel increased $4.4 million, or 19.2%, to $27.3 million as compared to $22.9 million for the corresponding period in 2022 primarily due to increased store openings in 2023. We opened a total of three new Company-operated Outposts in Texas in 2023. In addition, we added seven franchise stores.

Cost of goods sold
Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, and credit card fees.
For the year ended December 31, 2023, cost of goods sold increased $68.0 million, or 33.7%, to $270.2 million as compared to $202.1 million over the corresponding period in 2022. Gross margin decreased 120 basis points to 31.7% for the year ended December 31, 2023 as compared to 32.9% for the year ended December 31, 2022. The decrease in gross margin was as a result of product mix shift, as RTD has higher product costs and lower margins as compared to bagged coffee, an increase in our inventory reserve as a result of excess RTD inventory, and inflation in raw materials and finished goods.
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
Operating expenses for the year ended December 31, 2023 increased $8.7 million, or 5.2%, to $175.7 million as compared to $166.9 million for the corresponding period in 2022.
The following table summarizes operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Marketing and advertising	$30,794	$38,169	$(7,375)	(19)%
Salaries, wages and benefits	71,054	64,286	6,768	11%
General and administrative	71,613	64,486	7,127	11%
Other operating expense, net	2,198	—	2,198	100%
Total operating expenses	$175,659	$166,941	$8,718	5%
In 2023, we continued to strengthen our marketing and advertising capabilities, but focused our spend on areas and activities with higher returns. This resulted in decreased marketing and advertising expenses of $7.4 million, or 19.3%, to $30.8 million for the year ended December 31, 2023, compared to $38.2 million for the corresponding period in 2022. Salaries, wages and benefits increased $6.8 million, or 10.5%, to $71.1 million for the year ended December 31, 2023, compared to $64.3 million for the corresponding period in 2022 primarily as a result of severance expense incurred during the year, while the savings of the headcount reduction was not fully realized during 2023, as the majority of these reductions occurred later in the year. In addition, General and administrative expenses increased $7.1 million, or 11.1%, to $71.6 million for the year ended December 31, 2023 as compared to $64.5 million for the corresponding period in 2022. The increase was due to growth of corporate infrastructure primarily in information technology software, as well as, professional services to help facilitate the expansion of new and existing sales channels and product lines. The increase in other operating expenses during the year was primarily as a result of the loss on disposal of assets during the year as well as costs incurred in connection with certain disputes regarding a small number of franchised Outposts. For further discussion around the costs incurred related to this dispute, see Note 18, Commitments and Contingencies.

Components of Our Non-Operating Income (Expenses)
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Non-operating income (expenses)
Interest expense, net	$(6,330)	$(1,593)	$4,737	297%
Other income, net	10	339	(329)	97%
Change in fair value of earn-out liability	—	(209,651)	209,651	100%
Change in fair value of warrant liability	—	(56,675)	56,675	100%
Change in fair value of derivative liability	—	(2,335)	2,335	100%
Total non-operating expenses	$(6,320)	$(269,915)	$263,595	(98)%
Interest expense for the year ended December 31, 2023 increased $4.7 million, or 297.4%, to $6.3 million as compared to $1.6 million for the corresponding period in 2022. The increase was primarily attributable to the increase in average debt balance and higher interest rates under our new term loan facility. The increase in interest rate is a result of our refinancing in the third quarter of 2023, whereby we entered into a new $75.0 million senior credit facility and a $50.0 million term loan facility with interest rates of term Secured Overnight Financing Rate (“SOFR”) plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under our previous senior credit facility of Bloomberg Short-Term Bank Yield (“BSBY”) plus 2.00% to 2.25%, based on average excess availability of the borrowing base.
Other income, net consists of miscellaneous income and expense items such as bank and credit card fees. The decrease for the year ended December 31, 2023 as compared to the prior year was due to the receipt of a credit card rebate of $0.3 million and a $0.1 million grant in 2022.
For the year ended December 31, 2022, we recognized losses from the change in fair value of earn-out liabilities, warrant liabilities and derivative liabilities. The losses were recorded for the year ended December 31, 2022, each representing the following:
•Upon the closing of our Business Combination on February 9, 2022, we recognized earn-out liabilities of $218.7 million as a result of certain stockholders being entitled to receive up to 21,241,250 earn-out shares, in the form of Common Units of Authentic Brands and Class A Common Stock of the Company, if certain milestones were satisfied. A total of 50.0% of the earn-out shares were issuable (“First Tier Vesting Event”), in the aggregate, if the volume weighted average trading price of our Class A Common Stock was $15.00 or greater for any 20 trading days within a period of 30 trading days prior to the fifth anniversary of the Closing. The remaining 50.0% of the earn-out shares were issuable (“Second Tier Vesting Event”), in the aggregate, if the volume weighted average trading price of our Class A Common Stock was $20.00 or greater for any 20 trading days within a period of 30 trading days prior to the seventh anniversary of the Closing. The First Tier Vesting Event occurred in March 2022, and as a result, we remeasured the respective liability to the fair value and recorded a realized loss of $60.0 million. The Second Tier Vesting Event occurred in April 2022, and as a result, we remeasured the respective liability to the fair value and recorded a realized loss of $149.6 million. The change in fair value of the earn-out liabilities was primarily a result of the increase of the closing price of our Class A Common Stock listed on the NYSE from February 9, 2022 to April 5, 2022.
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

Income Tax Provision (dollars in thousands)

	Year Ended December 31,
	2023	2022
Income tax expense	$185	$367
Effective income tax rate	0.33%	0.11%
For further detail of income tax matters, see Note 16, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax expense was $0.2 million and $0.4 million for the year ended December 31, 2023 and 2022 respectively, representing effective tax rates of 0.33% and 0.11%. In addition, the tax benefit for the year ended December 31, 2023 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.
Liquidity and Capital Resources
Liquidity Overview
Our principal use of cash is to support the growth of our business including increasing working capital requirements related to inventories and, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, Outpost build outs and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of December 31, 2023, our cash and cash equivalents were $12.4 million, our working capital was $23.6 million, and under our credit facilities, we had $15.7 million of available borrowings, after the consideration of the $15.0 million reduction required before the Availability Block Release Date, the date on which we have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following August 10, 2023, and no defaults or events of default are then continuing. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding our Credit Agreements.
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$(24,967)	$(116,190)
Investing activities	$(21,508)	$(30,404)
Financing activities	$21,398	$167,250
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
Operating Activities
Net cash used in operating activities was $25.0 million for the year ended December 31, 2023, compared to net cash used in operating activities of $116.2 million for the year ended December 31, 2022. The decrease in cash used in operating activities was due to a decrease in net loss of $281.3 million from $338.0 million in 2022 to $56.7 million in 2023 as well as cash inflows from inventory of $48.1 million as a result of inventory reductions during the current year compared to a build in inventory in the prior year, and a $27.7 million increase in cash inflows due to accounts payable. These decreases were offset by non-cash adjustments to net income as a result of the change in fair value of warrants, earn-outs and derivatives of $268.7 million in 2022 which did not occur in 2023.

Investing Activities
Net cash used in investing activities was $21.5 million for the year ended December 31, 2023, compared to net cash used in investing activities of $30.4 million for the year ended December 31, 2022. The $8.9 million decrease in net cash used in investing activities was primarily due to a decrease in capital expenditure projects for our Outpost locations, roasting facilities, and software and other information technology investments, as well as proceeds of $5.7 million from the sale of the land, buildings and improvements of a Company owned Outpost and a corporate office location during 2023.
Financing Activities
Net cash provided by financing activities was $21.4 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $167.3 million for the year ended December 31, 2022. The decrease of $145.9 million in cash inflows due to financing activities is primarily as a result of the cash flows associated with the Business Combination during 2022 which provided net cash inflows of $154.7 million. This was partially offset by an increase in proceeds from long-term debt net of repayment and debt issuance costs paid of $9.5 million from a cash inflow of $12.5 million in 2022 to a cash inflow of $22.0 million in 2023.
Commitments
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The minimum purchase amounts are based on quantity and, in the aggregate, are expected to be approximately $21.0 million for 2024, $26.1 million for 2025 and $30.0 million for 2026.
Liabilities relating to operating leases that have commenced as of December 31, 2023 have been reported on the balance sheet as operating lease liabilities. As of December 31, 2023, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 15 years. Payments on leases are expected to be approximately $3.8 million in the next twelve months, and approximately $47.1 million beyond twelve months through 2043.
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
Our significant accounting estimates are discussed in more detail in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

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
Loyalty Rewards Program
We have a loyalty points rewards program (the “Loyalty Program”) that is primarily a spend-based program. Customers can earn points based on the tier level. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. Loyalty points will expire if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferable.
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
Equity-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Equity-based awards are mainly awarded to employees and members of our Board and measured at fair value at each grant date. We calculate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. We calculate the fair value of restricted stock units on the date of grant based on the closing price of our Class A Common Stock. We calculate the fair value of performance-based restricted stock units on the date of grant using the Monte Carlo pricing model. We recognize expense over the requisite service period for awards expected to vest using the straight-line method and recognize forfeitures as they occur. See Note 14, Equity-Based Compensation within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the accounting for stock-based awards.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of Part II of this 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has made one, of their potential impact on our consolidated financial statements.
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
Interest Rate Risk
Our Term Loan Facility bears interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2023, we had $50.0 million outstanding on our Term Loan Facility and $23.9 million outstanding on our ABL Facility with available borrowings of $15.7 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.7 million.
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

Item 8. Financial Statements and Supplementary Data
BRC Inc.
Audited Consolidated Financial Statements of BRC Inc. as of December 31, 2023 and 2022 and for the three years ended December 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BRC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRC Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Antonio, Texas
March 6, 2024

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,448	$38,990
Restricted cash	1,465	—
Accounts receivable, net	25,207	22,337
Inventories, net	56,465	77,183
Prepaid expenses and other current assets	12,153	6,783
Total current assets	107,738	145,293
Property, plant and equipment, net	68,326	59,451
Operating lease, right-of-use asset	36,214	20,050
Identifiable intangibles, net	418	225
Other	23,080	315
Total assets	$235,776	$225,334
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$33,564	$12,429
Accrued liabilities	34,911	36,660
Deferred revenue and gift card liability	11,030	9,505
Current maturities of long-term debt, net	2,297	2,143
Current operating lease liability	2,249	1,360
Current maturities of finance lease obligations	58	95
Total current liabilities	84,109	62,192
Non-current liabilities:
Long-term debt, net	68,683	47,017
Finance lease obligations, net of current maturities	23	221
Operating lease liability	35,929	19,466
Other non-current liabilities	524	502
Total non-current liabilities	105,159	67,206
Total liabilities	189,268	129,398
Commitments and Contingencies (Note 18)
Stockholders’ equity/members’ deficit:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 65,637,806 and 57,661,274 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	5
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 146,484,989 and 153,899,025 shares issued and outstanding as of December 31, 2023 and 2022, respectively	15	16
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Additional paid in capital	133,728	129,508
Accumulated deficit	(120,478)	(103,733)
Total BRC Inc.’s stockholders’ equity	13,271	25,796
Non-controlling interests	33,237	70,140
Total stockholders’ equity	46,508	95,936
Total liabilities and stockholders' equity	$235,776	$225,334
See notes to consolidated financial statements.

BRC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue, net	$395,623	$301,313	$233,101
Cost of goods sold	270,175	202,134	143,414
Gross profit	125,448	99,179	89,687
Operating expenses
Marketing and advertising	30,794	38,169	36,358
Salaries, wages and benefits	71,054	64,286	38,746
General and administrative	71,613	64,486	26,162
Other operating expense, net	2,198	—	—
Total operating expenses	175,659	166,941	101,266
Operating loss	(50,211)	(67,762)	(11,579)
Non-operating income (expenses)
Interest expense, net	(6,330)	(1,593)	(2,033)
Other income (expense), net	10	339	(55)
Change in fair value of earn-out liability	—	(209,651)	—
Change in fair value of warrant liability	—	(56,675)	—
Change in fair value of derivative liability	—	(2,335)	—
Total non-operating expenses	(6,320)	(269,915)	(2,088)
Loss before income taxes	(56,531)	(337,677)	(13,667)
Income tax expense	185	367	178
Net loss	$(56,716)	$(338,044)	$(13,845)
Less: Net loss attributable to non-controlling interest	(39,971)	(255,138)
Net loss attributable to BRC Inc.	$(16,745)	$(82,906)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.27)	$(1.62)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	60,932,225	51,246,632

(1)For the year ended December 31, 2022, net loss per share of Class A Common Stock and weighted-average shares of Class A Common Stock outstanding is representative of the period from February 9, 2022 through December 31, 2022, the period following the Business Combination, as defined in Note 1 - Organization and Nature of Business. For more information, refer to Note 17 - Net Loss per Share.

See notes to consolidated financial statements.

BRC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021	$(96,727)	—	—	—	$—	$—	$—	$—	$(6,151)	$—	$(102,878)
Equity-based compensation	3,204	—	—	—	—	—	—	—	—	—	3,204
Non-Employee equity-based compensation	1,492	—	—	—	—	—	—	—	—	—	1,492
Series A Preferred Discount Amortization	(34,511)	—	—	—	—	—	—	—	—	—	(34,511)
Repurchase of restricted member units	(2,953)	—	—	—	—	—	—	—	—	—	(2,953)
Net loss	—	—	—	—	—	—	—	—	(13,845)	—	(13,845)
Balance at December 31, 2021	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	(103)	(831)	(83,319)	52,931
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	820	—	3,217	4,037
Non-employee equity-based compensation after Business Combination	—	—	—	—	—	—	—	—	—	608	608
First Tier vesting event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Second Tier vesting event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable premium vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	5,880,733	(5,880,733)	—	—	—	—	1,128	—	(1,128)	—
Net loss after Business Combination	—	—	—	—	—	—	—	—	(80,215)	(255,138)	(335,353)
Balance at December 31, 2022	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	—	2,148	—	4,826	6,974
Common Unit redemption	—	7,414,036	(7,414,036)	—	—	—	—	1,758	—	(1,758)	—
Employee stock purchase plan	—	157,044	—	—	—	—	—	673	—	—	673
Vesting of stock awards, net of shares withheld for taxes	—	405,452	—	—	1	(1)	—	(359)	—	—	(359)
Net loss	—	—	—	—	—	—	—	—	(16,745)	(39,971)	(56,716)
Balance at December 31, 2023	$—	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(56,716)	$(338,044)	$(13,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,263	4,383	2,895
Equity-based compensation	6,974	6,079	3,204
Amortization of debt issuance costs	549	317	358
Loss on disposal of assets	4,763	—	70
Other	311	849	2,167
Change in fair value of earn-out liability	—	209,651	—
Change in fair value of warrant liability	—	56,675	—
Change in fair value of derivative liability	—	2,335	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,766)	(14,895)	(3,761)
Inventories, net	(8,183)	(56,311)	(4,831)
Prepaid expenses and other assets	654	(184)	(5,283)
Accounts payable	21,557	(6,146)	4,646
Accrued liabilities	(1,811)	15,986	3,636
Deferred revenue and gift card liability	1,525	2,171	2,719
Operating lease liability	891	776	—
Other liabilities	22	168	334
Net cash used in operating activities	(24,967)	(116,190)	(7,691)
Investing activities
Purchases of property, plant and equipment	(27,220)	(30,404)	(19,287)
Proceeds from sale of property and equipment	5,712	—	—
Net cash used in investing activities	(21,508)	(30,404)	(19,287)
Financing activities
Proceeds from issuance of long-term debt, net of discount	294,508	51,593	38,740
Debt issuance costs paid	(4,333)	(279)	(338)
Repayment of long-term debt	(268,230)	(38,761)	(20,058)
Repayment of and restricted cash for capital lease obligations	—	—	(1,663)
Financing lease obligations	(173)	3	—
Repayment of promissory note	(1,047)	—	—
Issuance of stock from the Employee Stock Purchase Plan	673	—	—
Payment of Series A preferred dividends	—	—	(7,001)
Distribution and redemption of Series A preferred equity	—	(127,853)	—
Proceeds from Business Combination, including PIPE investment	—	337,957	—
Payment of Business Combination costs	—	(31,638)	—
Redemption of Class A and Class B shares	—	(20,145)	—
Redemption of incentive units	—	(3,627)	—
Net cash provided by financing activities	21,398	167,250	9,680
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,077)	20,656	(17,298)
Cash and cash equivalents, beginning of period	38,990	18,334	35,632
Restricted cash, beginning of period	—	—	—
Cash and cash equivalents, end of period	$12,448	$38,990	$18,334
Restricted cash, end of period	$1,465	$—	$—

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Non-cash operating activities
Recognition of right-of-use operating lease assets	$18,547	$20,050	$—
Recognition of revenue for inventory exchanged for prepaid advertising	$28,901	$—	$—
Accrued other assets	$—	$—	$750
Deferred transaction costs	$—	$—	$1,214
Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$1,857	$2,279	$803
Series A preferred equity exchange for PIPE shares	$—	$26,203	$1,406
Series A preferred equity amortization	$—	$5,390	$27,510
Supplemental cash flow information
Cash paid for income taxes	$562	$277	$147
Cash paid for interest	$4,483	$1,279	$719
See notes to consolidated financial statements.

BRC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
Fiscal Years ended December 31, 2023, December 31, 2022 and December 31, 2021
1.Organization and Nature of Business
BRC Inc., a Delaware public benefit corporation (“BRC Inc.”), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the “Closing”) for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.
BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and Authentic Brands’ subsidiaries, all of which are consolidated in these financial statements. Authentic Brands, through its wholly-owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands, which include Black Rifle Coffee Company (“BRCC”).
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

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification (“ASC 606”). Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:
1.Identification of the contract with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when or as a performance obligation is satisfied.
Sources and Timing of Revenue
The Company’s revenue is derived from product sales through its e-commerce websites and to Wholesale customers who sell the products to end users. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and, therefore, recognize revenue at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company’s estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.
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
Gift Cards
Gift cards are offered through the Company’s e-commerce websites through the form of an e-certificate. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in “Deferred revenue and gift card liability” on the consolidated balance sheets. Gift cards can be redeemed online on the Company’s website. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in “Revenue, net” on the consolidated statements of operations.
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
The Company recognized $398, $1,033, and $368 of income related to expired rewards for the years ended December 31, 2023, 2022, and 2021 respectively, which was included in “Revenue, net” on the consolidated statement of operations.
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
For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the years ended December 31, 2023, 2022, and 2021.
Franchise Store Revenues
Franchise rights may be granted through franchise agreements that set out the terms of the arrangement with the franchisee. The franchise agreements require that the franchisee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. A portion of these fees are dedicated for national marketing campaigns, promotional programs and materials, and other activities that we believe enhance the image of the BRCC brand. Continuing fees represent a portion of the consideration the Company receives under the franchise agreement. Continuing fees are typically billed and collected weekly. Continuing fees are recognized as the related store sales occur. Revenues from continuing fees are included in “Revenue, net” on the consolidated statements of operations.
Under the franchise agreement, BRCC sells products and equipment to its franchisees. The revenue associated with these product and equipment sales are recognized when control passes to the franchisee, typically at the date of delivery of the merchandise to the franchisee and in an amount that reflects the expected consideration to be received in exchange for such goods.
The franchise agreements also typically require upfront franchise fees such as initial fees paid for the execution of a franchise agreement. The fees associated with these agreements are typically billed and paid when a new franchise agreement becomes effective. The Company has determined that the services it provides in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services provided to the Company’s franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise agreement, generally 10 years. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property associated with BRCC’s brands. The current portion of revenues from upfront franchise fees are included in “Deferred revenue and gift card liability” and the long-term portion of revenues from upfront franchisee fees are included in “Other non-current liabilities” on the consolidated balance sheets.
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
Disaggregation of Revenue
The Company disaggregates revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The Direct to Consumer channel is principally comprised of revenue from our e-commerce websites and subscription services directly to the consumer. The Outpost channel includes revenue from Company-operated stores, gift cards, franchise stores and licensing.
The following table disaggregates revenue by sales channel:

	Year Ended December 31,
	2023	2022	2021
Wholesale	$225,059	$119,360	$55,761
Direct to Consumer	143,232	159,022	165,299
Outpost	27,332	22,931	12,041
Total net sales	$395,623	$301,313	$233,101
Substantially all revenue is derived from customers located in the United States. One Wholesale customer and its affiliate represents 26% and 12% total revenue for the years ended December 31, 2023 and 2022, respectively. No customers for the year ended December 31, 2021 exceeded 10% of total revenue.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Coffee products are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $244 and $942 as of December 31, 2023 and 2022, respectively, and is included in accounts receivable.
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
Accounts Receivable, Net
Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $496 and $156 as of December 31, 2023 and 2022, respectively.
Inventories, Net
Inventories, net are stated at the lower of standard cost, which approximates First In , First Out (“FIFO”), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories were $56,465 and $77,183 as of December 31, 2023 and 2022, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.
Property, Plant and Equipment, Net
Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the related assets or the term of the related finance lease, whichever is shorter. Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are derecognized, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs are charged to earnings as incurred; significant renewals and improvements are capitalized.
Estimated useful lives are as follows:

Estimated Useful Lives
Land	—
Building and Leasehold improvements	5 – 39 years
Computer equipment and software	3 years
Machinery and equipment	5 – 15 years
Vehicles	5 years
Identifiable Intangibles - Internal Use Software
In accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software (“ASC 350-40”), the Company capitalizes qualifying internal use software costs that are incurred during the application development stage if management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized internal use software costs are reported in property and equipment on the consolidated balance sheets and are amortized over the expected economic life of three years using the straight-line method once the software is ready for intended use. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation activities, including training and maintenance, are expensed as incurred. Capitalized software costs net of accumulated amortization are included as a component of “Property, plant and equipment, net” in the consolidated balance sheets.

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
Leases
The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2043. The majority of our leases are operating leases for our Company-operated Outposts. We also lease distribution and warehouse facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for underlying classes of assets. The Company has estimated that the lease term for retail stores is generally 10 years to 15 years.
We recognize a right-of-use (“ROU”) asset and lease liability for each operating lease with a contractual term greater than twelve months at the time of lease inception. We do not record leases with an initial term of twelve months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
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
Earn-out Liability
The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480 and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized on the Company’s consolidated statement of operations.
Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company had public and private warrants, both of which did not meet the criteria for equity classification and were accounted for as liabilities. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusted the warrants to fair value at each reporting period with any changes in fair value recognized on the Company’s consolidated statement of operations. The public and private warrants were redeemed in May 2022.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. DTAs and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.
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
Equity-Based Compensation
The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with ASC 718, Stock Based Compensation (“ASC 718”). The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 14, Equity-Based Compensation.
Earnings per Share
Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net income attributable to Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods such as ours with net losses is the same as the basic net loss per share. For more information, see Note 17, Net Loss Per Share.
Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which three customers accounted for 55% of total outstanding receivables as of December 31, 2023 and three customers accounted for 51% of total outstanding receivables as of December 31, 2022. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.
Marketing and Advertising Expenses
The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $6,826 and $1,050 as of December 31, 2023 and 2022, respectively. This includes $6,129 of prepaid advertising recorded in fiscal 2023 in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received. For more information, see Note 5, Other Assets.
Fair Value Measurements
The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the SOFR, or the PNC Base Rate (see further explanation of the Base Rate in Note 8, Long-Term Debt), or prior to our August 2023 refinancing, the BSBY or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.
The Company uses any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
The Company follows the provisions of ASU No. 2022-03-Fair Value Measurements (“Topic 820”) for non-financial assets and liabilities measured on a non-recurring basis.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2023, the Company had no Level 3 financial assets or liabilities.
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
3.Inventories, Net
Inventories consist of the following:

	December 31,
	2023	2022
Coffee:
Unroasted	$4,248	$4,867
Finished Goods	10,515	15,365
Ready-to-Drink (raw materials)	14,652	16,610
Ready-to-Drink (finished goods)	21,600	33,413
Apparel and other merchandise	5,450	6,928
Total inventories, net	$56,465	$77,183
4.Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	December 31,
	2023	2022
Building and leasehold improvements	$29,098	$25,024
Machinery and equipment	18,856	15,977
Computer equipment and software	6,847	6,071
Furniture and fixtures	2,856	1,804
Land	1,547	3,245
Vehicles	889	1,283
Construction in progress	21,602	15,780
Property, plant and equipment, gross	81,695	69,184
Less: accumulated depreciation and amortization	(13,369)	(9,733)
Total property, plant and equipment, net	$68,326	$59,451
The total depreciation expense for internal use software included in the above table was $1,233, $732 and $798 for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.
Substantially all long-lived assets are located in the United States.
Sale of Assets
The Company sold the land, building and improvements for one of BRCC's company-owned Outposts during the third quarter of 2023 for a total sale price of $1,500. The net book value of the assets sold was approximately $2,692 which resulted in a loss on the assets sale of $1,201, which reflected closing costs of approximately $9. This loss is presented within "Other operating (income) expense, net" in the consolidated statements of operations. Simultaneously with the sale of the property, the Company entered into a lease with the buyer to continue the Company's operations of this Outpost location.
The Company sold an office property including the land, building and improvements during the third quarter of 2023 for a total sale price of $4,058. The net book value of the assets sold was approximately $2,648 which resulted in a gain on the asset sale of approximately $1,097, which reflected closing costs of approximately $313. This gain is presented within "Other operating (income) expense, net" in the consolidated statements of operations.

5. Other Assets
During the third quarter of 2023, we entered into a contract whereby we agreed to exchange finished goods inventory for prepaid advertising, for a stated contract price of $41,565. We measured the noncash consideration using the standalone selling price of finished goods sold to distributors, which was 84% of the the stated contract price. Revenue and corresponding prepaid advertising is recognized based on the standalone selling price as the products are delivered. As of and for the year ended December 31, 2023, we recognized $28,901 of other assets and revenue on our consolidated balance sheet and consolidated income statement, respectively. Based upon period over which we expect to use these advertising credits, we concluded that $6,129 were current and have been recorded as prepaid expenses and other current assets on our consolidated balance sheet and $22,772 were non-current and have been recorded as other assets on our consolidated balance sheet.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2023	2022
Accrued inventory purchases	$8,859	$15,035
Accrued compensation and benefits	6,881	7,393
Accrued freight	4,616	2,153
Accrued professional fees	2,240	984
Accrued interest	1,842	151
Accrued marketing	1,457	3,077
Accrued sales and other taxes	1,329	1,179
Credit card liabilities	186	888
Other accrued expenses	7,501	5,800
Total accrued liabilities	$34,911	$36,660
7. Deferred Revenue and Gift Card Liability
The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$9,505	$7,334	$4,615
Sales of gift cards	1,804	1,358	838
Redemption of gift cards	(1,489)	(912)	(458)
Increase from deferral of revenue	2,823	3,569	3,750
Decrease from revenue recognition	(3,560)	(3,587)	(3,507)
Loyalty Program points earned	3,508	2,499	3,194
Loyalty Program points redeemed/expired	(1,561)	(756)	(1,098)
Balance at end of period	$11,030	$9,505	$7,334

8. Long-Term Debt
The Company’s credit facilities and related balances, net of the unamortized portion of debt issuance costs and Original Issue Discount ("OID") were as follows:

	December 31,
	2023	2022
Term loan facility	$50,000	$—
ABL facility	23,947	—
Mortgages	—	7,102
Equipment financing loan	—	3,336
Retail facility	—	1,768
Equipment term loan	—	3,814
Senior credit facility	—	30,000
Notes payable	2,493	3,540
Total principal	76,440	49,560
Less debt issuance costs and OID	(5,460)	(400)
Long-term debt, net	$70,980	$49,160

Current maturities:
Current maturities of principal	$2,297	$2,259
Less current portion of debt issuance costs	—	(116)
Current maturities of long-term debt, net	$2,297	$2,143
Long-term debt:
Non-current principal	$74,143	$47,301
Less non-current portion of debt issuance costs and OID	(5,460)	(284)
Long-term debt, net	$68,683	$47,017
Future contractual maturities of credit facilities and other debt as of December 31, 2023 are as follows:

Year ending December 31,
2024	$2,297
2025	4,797
2026	6,025
2027	6,250
2028	57,071
Total	$76,440
ABL Facility and Term Loan Facility
On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a subfacility for letters of credit in an amount up to $7,500 all of which is available at December 31, 2023) (the “ABL Facility”), and a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50,000 (the “Term Loan”) and a bridge loan in the amount of $6,000 (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

The proceeds of the Term Loan were issued net of a $1,525 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and amortized over the life of the Term Loan Credit Agreement. Debt issuance costs of $4,381 were incurred in connection with the origination of the ABL Facility and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the ABL Credit Agreement. The Bridge Loan incurred a Bridge Loan fee of 10% of the aggregate amount of the Bridge Loan on the Closing Date. The Bridge Loan fee was paid when the Bridge Loan principal was repaid in the fourth quarter of 2023.

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Borrowers to maintain (i) consolidated EBITDA (as defined in the Credit Agreements) of at least $(2,460) for the fiscal quarter ended September 30, 2023, which amount increases incrementally over the next 15 quarters to $40,000 for the 5 fiscal quarters ended June 30, 2028; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly on a trailing 12 month basis, following the Availability Block Release Date (as defined below); (iii) minimum liquidity of at least $15,000, which amount is reduced to $7,500 following the Availability Block Release Date; and (iv) minimum average liquidity of at least $9,375 following the Availability Block Release Date. The Credit Agreements also limits the Borrowers’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes. Our available borrowing under the ABL Credit Facility at December 31, 2023 was approximately $15,692, after consideration of the $15,000 reduction required before the Availability Block Release Date. As of March 5, 2024, our available borrowings fell below $15,000 which resulted in cash dominion under the terms of the ABL Credit Agreement whereby certain proceeds must now be collected into a separate account which are subsequently applied against our ABL borrowings until such time as our available borrowings are $15,000 or the occurrence of the Availability Block Release Date, whichever is first.

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
In April 2021, the Company entered into a mortgage loan agreement to purchase a building for a total of $2,200 at an interest rate of 3.60% per annum. The loan was secured by the real property financed. The loan was scheduled to mature on April 29, 2026.
These mortgage loans were repaid with the proceeds of the Term Loan Facility on the Closing Date.
Equipment Term Loan
In August 2022, borrowings under the equipment financing loan of $4,043 were converted into the Equipment Term Loan (the “Term Loan”). The Term Loan was secured by the equipment financed and was scheduled to mature in June 2029 bearing an interest rate of 6.88%.
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
Notes Payable
In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units from former employees. The notes are payable in four annual installment payments. As of December 31, 2023, the outstanding balance on this note payable is $1,294.
In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of December 31, 2023, the outstanding balance on the notes payable is $1,199.

9.    Leases
As discussed in Note 2, Summary of Significant Accounting Policies, the majority of our leases are operating leases for our Company-operated Outposts. We also lease distribution and warehouse facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for underlying classes of assets.
The table below presents the components of lease costs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Operating leases costs	$3,906	$1,579
Short-term lease costs	335	201
Total lease costs	$4,241	$1,780
The following table includes supplemental information:

	December 31,
	2023	2022
Weighted-average remaining operating lease term (in years)	9.5	9
Weighted-average operating lease discount rate	4.48%	4.56%
Cash paid related to operating lease liabilities was $3,142 for the year ended December 31, 2023.
The total operating lease liability arising from ROU assets was $38,178 for the year ended December 31, 2023.
Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet.
Minimum future maturities of operating lease liabilities as of December 31, 2023 were as follows:

2024	$3,829
2025	3,908
2026	3,904
2027	3,920
2028	4,068
Thereafter	31,282
Total lease payments	50,911
Less imputed interest	(12,733)
Total	$38,178
As of December 31, 2023, we have entered into three operating leases that have not yet commenced of $8,068, primarily related to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2025 with lease terms of 15 years.

10.    Earn-out Liability
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

11.    Warrant Liability
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
Non-Controlling Interests
Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than BRC Inc. The Business Combination occurred on February 9, 2022. As a result, net loss for the year ended December 31, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through December 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands controlling and noncontrolling interests was 22.5% and 77.5%, respectively. As of December 31, 2023, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 30.8% and 69.2%, respectively.
14.    Equity-Based Compensation
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
The following table summarizes the changes in the number of Incentive Units for the years ended December 31, 2023, 2022 and 2021:

	Incentive Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	174,503	$38.82
Granted	18,400	215.31
Forfeited	(10,709)	100.66
Repurchased	(6,202)	476.06
Outstanding at December 31, 2021	175,992	$38.09
Granted	850	215.31
Forfeited	(2,989)	174.19
Repurchased	(1,832)	97.57
Business Combination	(157,811)	56.54
Outstanding at December 31, 2022	14,210	$192.52
Granted	—	—
Forfeited	(5,625)	215.31
Outstanding at December 31, 2023	8,585	$213.81
Vested at December 31, 2023	6,178	$213.22
As of December 31, 2023, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately 2 years was $421.
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
Stock Options
The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted in 2023:

Weighted average grant date fair value	$2.58
Expected dividend yield	—
Expected volatility	65%
Risk-free interest rate	4.17%
Options term (in years)	4.5
The computation of expected volatility is based on a weighted average of comparable public companies within the Company’s industry. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.
The following table summarizes information about stock options activities for the years ended December 31, 2023 and 2022:

	Stock Options	Weighted Average Exercise Price
Granted on February 9, 2022	518,180	$10.00
Granted	362,720	9.49
Forfeited	(88,530)	10.00
Outstanding at December 31, 2022	792,370	$9.77
Granted	3,813,166	4.66
Forfeited	(1,192,196)	6.43
Outstanding at December 31, 2023	3,413,340	$5.19
Vested at December 31, 2023	288,321	$7.72
As of December 31, 2023, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately 2 years was $7,228.
Restricted Stock Units
The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over three years. The grant date fair values were based on the closing price of the Class A Common Stock of BRC Inc.
The following table summarizes information about the RSUs under the Omnibus Plan for the years ended December 31, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted on May 2, 2022	400,775	$13.70
Granted	484,054	8.56
Forfeited	(51,875)	13.70
Vested	(9,125)	13.70
Outstanding at December 31, 2022	823,829	$10.68
Granted	2,008,519	4.90
Forfeited	(685,484)	6.49
Vested	(461,909)	9.70
Outstanding at December 31, 2023	1,684,955	$5.77
As of December 31, 2023, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately 2 years was $7,711.
Performance-Based Restricted Stock Units
On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 had a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of December 31, 2023. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21
As of December 31, 2023, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately 4 years was $1,901.
Employee Stock Purchase Plan
In September 2022, the Company began offering an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.
15.    Defined Contribution Plan
The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $951, $990 and $587 for the years ended December 31, 2023, 2022 and 2021, respectively.

16.    Income Taxes
As described in Management's Discussion and Analysis, we completed a business combination on February 9th, 2022 and as a result, Authentic Brands became a subsidiary of BRC Inc. Authentic Brands LLC is, and has been the business combination, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. BRC Inc. did not engage in any operations prior to the business combination. This section describes the operations of the Company, operating under Authentic Brands prior to the Business Combination, and contains the financial results of Authentic Brands for the period before the Business Combination through December 31, 2021. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following the Company's initial public offering, BRC Inc. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss generated by the Company.
Net income (loss) before income taxes was $(56,531), $(337,677) and $(13,667) for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had an income tax expense of $185, $367 and $178 for the year ended December 31, 2023, 2022 and 2021, respectively.
The components of the provision for income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense
Federal	$—	—	—
State	185	367	178
Total current expense	185	367	178
Deferred expense
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax (benefit) provision	$185	$367	$178
The Company recognized a tax expense of $185 on pre-tax book loss of $56,531. The Company has determined that its deferred tax assets require a full valuation allowance. As a result, the only tax expense recognized in the Company’s financials relate to state taxes at the Authentic Brands level.
Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate	Amount	Rate
Expected U.S. federal income taxes at statutory rate	$(11,872)	21.00%	$(70,912)	21.00%	$(2,870)	21.00%
State Taxes	30	(0.05)%	(72)	0.02%	178	(1.30)%
Effect of Business Combination	—	—	—	—	—	—
Loss attributable to non-controlling interests	8,366	(14.80)%	54,050	(16.00)%	—	—
Valuation allowance	3,649	(6.45)%	17,280	(5.12)%	—	—
Effect due to LLC flow-through structure	—	—	—	—	2,870	(21.00)%
Other	12	(0.03)%	21	(0.01)%	—	—
Income tax expense (benefit)	$185	(0.33)%	$367	(0.11)%	$178	(1.30)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2023	2022	2021
Deferred tax assets:
Investment in partnership	$83,483	$78,801	$—
Net operating losses	11,209	5,212	—
Other	438	71	—
Total deferred tax assets before valuation allowance	95,130	84,084	—
Less: valuation allowance	(95,130)	(84,084)	—
Deferred tax assets - net of valuation allowance	—	—	—

Deferred tax liabilities:
	—	—	—
Total deferred tax liabilities	—	—	—
Deferred tax (liabilities) assets, net	$—	$—	$—
As of December 31, 2023 the Company had federal net operating loss carry forwards of $51,330. Federal losses can be carried forward indefinitely. The Company also has losses in various states that will begin to expire in 2042.
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. During the year ended December 31, 2023, management performed an assessment of the recoverability of DTAs. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its DTAs would not be realized and has recorded a full valuation allowance of $95,130 against its deferred tax assets.
Tax Receivable Agreement
As part of the Business Combination, the Company entered into Tax Receivable Agreements with certain shareholders that requires the Company to pay to such shareholders approximately 85% of the tax savings the Company realizes as a result of (i) increases in tax basis in Authentic Brands’ assets resulting from the redemption of existing preferred units of Authentic Brands, (ii) increase in tax basis resulting from the redemption of Common Units for consideration paid pursuant to the Business Combination Agreement, (iii) increases in tax basis resulting from future exchanges of Common Units for shares of the Company's stock or cash pursuant to the Amended and Restated LLC Agreement, (iv) pre-existing tax attributes of the Blocker Corp as well as certain (v) other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the TRA; however we estimate that such payments may be substantial. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by such LLC Unitholders, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
The Company has determined that it will record the TRA liability when probable and estimable. Given the uncertainty regarding the potential payments such that the timing is not fixed or determinable, any TRA liability will be recorded on an undiscounted basis consistent with general practice. The Company's TRA payments generally relate directly to DTAs that have been recorded in its financial statements subject to a full valuation allowance. These payments will relate to IRC §743(b) adjustments from the business combination, future exchanges, and Blocker Corp basis. In addition, the Company will be required to make TRA payments for tax savings related to other tax attributes discussed above. In no circumstance, will the Company be required to make a TRA payment without a realized tax savings.
The Company has reviewed its DTAs and has determined that it is not more likely than not that it will be able to utilize them. Accordingly, it has established a full valuation allowance against its DTAs. In addition, Authentic Brands has four quarters of cumulative pre-tax losses adjusted for permanent items prior to consideration of any tax attributes covered by the TRA. The Company's only source of taxable income is Authentic Brands. As a result of the full valuation allowance against its DTAs, and Authentic Brands historic losses, the Company is not recording a TRA liability for the year ended December 31, 2023.

Uncertain Tax Positions
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The Company started filing tax returns for the year ended December 31, 2020 and subject to examination by taxing authorities for U.S. federal and state income tax purposes. The Company did not engage in any operations prior to the Business Combination. Authentic Brands LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Authentic Brands LLC has filed income tax returns for years through December 31, 2022. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. The Company has reviewed the tax profile to assess and determine whether any new or existing uncertainties exist. Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2023.
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

17.    Net Loss per Share
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
The following table sets forth the computation of basic and diluted net loss per share are presented below:

	December 31,	Period After Business Combination Through December 31,
	2023	2022
Numerator:
Net loss	$(56,716)	$(335,352)
Less: Net loss attributable to non-controlling interests	(39,971)	(252,185)
Net loss attributable to Class A Common Stock - basic	$(16,745)	$(83,167)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	60,932,225	51,246,632
Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.27)	$(1.62)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	December 31,
	2023	2022
Stock Options	3,413,340	792,370
Common Units	146,484,989	153,899,025
RSUs	1,684,955	823,829
PSUs	8,462,412	8,462,412
Incentive Units	8,585	14,210
Total units excluded from computation of diluted net loss per share	160,054,281	163,991,846

18.    Commitments and Contingencies
Purchase Agreements
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $84,007, $86,531, and $26,668 for the years ended December 31, 2023, 2022 and 2021, respectively.
The amounts in the table below represents the Company's future minimum purchase commitments as of December 31, 2023:

Year ending December 31,
2024	$21,040
2025	26,059
2026	30,018
2027	32,427
2028	15,141
Thereafter	14,934
Total	$139,619
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
The Company has accrued $320 and $326 annually related to potential sales and other tax exposure as of December 31, 2023 and 2022, respectively, which is included in accrued liabilities on the accompanying consolidated balance sheets.
Legal Disputes
On April 28, 2022, Tang Capital Partners, LP filed a lawsuit in federal district court in New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that the Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss a breach of contract claim. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the claim asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On February 3, 2023, Strategy and Execution, Inc. filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries: Strategy and Execution, Inc. v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which is currently pending. The Company maintains all royalties expire upon expiration of the parties’ contract on December 31, 2023, and prior to such expiration, only SKUs manufactured at co-manufacturers SEI introduced the Company to, are subject to such royalty. Through December 31, 2023, the Company has expensed all royalties for co-manufacturers which SEI introduced.
On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleges a breach of contract and is seeking a declaratory judgment. The complaint alleges that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the causes of action asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. Currently the case is stayed through the resolution of the Tang Capital matter, but Clark has the option to end the stay at any time after the end of June 2024 or a summary judgment decision in Tang Capital, whichever comes first. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
In connection with certain disputes regarding a small number of franchised Outposts, we recently agreed to provide certain operational and financial support in connection with the sale and shutdown of certain stores managed by franchisees. We have accrued $613 as of December 31, 2023, for future support to be provided to these franchised Outposts.

19.    Quarterly Financial Information (Unaudited)
In March 2024, the Company determined that the presentation of investing activities and operating activities in the consolidated statement of cash flows included in the Quarterly Report on Form 10-Q issued for the quarter ended September 30, 2023 was incorrect as a result of two separate errors. Firstly, certain losses on the disposal of assets were improperly presented as a reduction to capital expenditures within investing activities. Secondly, the method used to calculate the non-cash portion of capital expenditures that is removed from capital expenditures within investing activities was incorrect. The financial statement line items impacted within operating activities are loss on sale of assets and accounts payable. There was no impact on the unaudited Consolidated Balance Sheet, the Consolidated Statements of Income, or the Consolidated Statements of Stockholder’s Deficit for the quarter ended September 30, 2023.
The Company has restated the interim financial statements for the third quarter of 2023. Relevant restated financial information is included in this Annual Report on Form 10-K in the table that follows. As part of the restatement, the Company recorded adjustments to correct the misstatements for the impacted period. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.
The following tables present the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated Balance Sheet (in thousands, except share and per share amounts):

	September 30, 2023 (unaudited)
	As Reported	Adjustment	As Corrected
Assets
Current assets:
Cash and cash equivalents	$6,667	$—	$6,667
Restricted cash	1,465	—	1,465
Accounts receivable, net	24,621	—	24,621
Inventories, net	91,373	—	91,373
Prepaid expenses and other current assets	13,959	—	13,959
Total current assets	138,085	—	138,085
Property, plant and equipment, net	64,883	—	64,883
Operating lease, right-of-use asset	35,963	—	35,963
Identifiable intangibles, net	382	—	382
Other	313	—	313
Total assets	239,626	—	239,626

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	26,128	—	26,128
Accrued liabilities	33,437	—	33,437
Deferred revenue and gift card liability	10,160	—	10,160
Current maturities of long-term debt, net	1,896	—	1,896
Current operating lease liability	2,402	—	2,402
Current maturities of finance lease obligations	82	—	82
Total current liabilities	74,105	—	74,105
Non-current liabilities:
Long-term debt, net	70,094	—	70,094
Finance lease obligations, net of current maturities	99	—	99
Operating lease liability	35,252	—	35,252
Other non-current liabilities	623	—	623
Total non-current liabilities	106,068	—	106,068
Total liabilities	180,173	—	180,173
Commitments and Contingencies
Stockholders'equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 63,641,996 shares issued and outstanding at September 30, 2023	5	—	5
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 148,395,692 shares issued and outstanding at September 30, 2023	16	—	16
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding at September 30, 2023	—	—	—
Additional paid in capital	137,457	—	137,457
Accumulated deficit	(115,993)	—	(115,993)
Total BRC Inc.'s stockholders' equity	21,485	—	21,485
Non-controlling interests	37,968	—	37,968
Total stockholders' equity	59,453	—	59,453
Total liabilities, and stockholders' equity	$239,626	$—	$239,626

The following tables present the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated Statements of Operations (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2023 (unaudited)			Nine Months Ended September 30, 2023 (unaudited)
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue, net	$100,536	$—	$100,536	$275,974	$—	$275,974
Cost of goods sold	66,477	—	66,477	182,197	—	182,197
Gross profit	34,059	—	34,059	93,777	—	93,777
Operating expenses
Marketing and advertising	8,260	—	8,260	22,418	—	22,418
Salaries, wages and benefits	13,907	—	13,907	52,087	—	52,087
General and administrative	19,474	—	19,474	56,529	—	56,529
Other operating (income) expense, net	(596)	—	(596)	734	—	734
Total operating expenses	41,045	—	41,045	131,768	—	131,768
Operating loss	(6,986)	—	(6,986)	(37,991)	—	(37,991)
Non-operating income (expense)
Interest expense, net	(3,544)	—	(3,544)	(4,658)	—	(4,658)
Other income (expense), net	(108)	—	(108)	138	—	138
Change in fair value of earn-out liability	—	—	—	—	—	—
Change in fair value of warrant liability	—	—	—	—	—	—
Change in fair value of derivative liability	—	—	—	—	—	—
Total non-operating expenses	(3,652)	—	(3,652)	(4,520)	—	(4,520)
Loss before income taxes	(10,638)	—	(10,638)	(42,511)	—	(42,511)
Income tax expense	56	—	56	169	—	169
Net loss	(10,694)	—	(10,694)	(42,680)	—	(42,680)
Less: Net loss attributable to non-controlling interest	(7,462)	—	(7,462)	(30,420)	—	(30,420)
Net loss attributable to BRC Inc.	(3,232)	—	(3,232)	(12,260)	—	(12,260)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$(0.05)	$—	$(0.05)	$(0.21)	$—	$(0.21)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	61,964,157	—	61,964,157	59,738,542	—	59,738,542

The following tables present the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended September 30, 2023 (unaudited)
	As Reported	Adjustment	As Corrected
Operating activities
Net loss	$(42,680)	$—	$(42,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,354	—	5,354
Equity-based compensation	5,645	—	5,645
Non-employee equity-based compensation	—	—	—
Amortization of debt issuance costs	260	—	260
(Gain) Loss on disposal of assets	(735)	4,357	3,622
Other	252	—	252
Change in fair value of earn-out liability	—	—	—
Change in fair value of warrant liability	—	—	—
Change in fair value of derivative liability	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,284)	—	(2,284)
Inventories, net	(14,190)	—	(14,190)
Prepaid expenses and other assets	(7,374)	—	(7,374)
Accounts payable	10,350	2,279	12,629
Accrued liabilities	(3,285)	—	(3,285)
Deferred revenue and gift card liability	655	—	655
Operating lease liability	915	—	915
Other liabilities	122	—	122
Net cash used in operating activities	(46,995)	6,636	(40,359)
Investing activities
Purchases of property, plant and equipment	(12,236)	(6,636)	(18,872)
Proceeds from sale of property and equipment	5,576	—	5,576
Net cash used in investing activities	(6,660)	(6,636)	(13,296)
Financing activities
Proceeds from issuance of long-term debt, net of discount	294,501	—	294,501
Debt issuance costs paid	(3,876)	—	(3,876)
Repayment of long-term debt	(267,381)	—	(267,381)
Financing lease obligations	(73)	—	(73)
Repayment of promissory note	(1,047)	—	(1,047)
Issuance of stock from the Employee Stock Purchase Plan	673	—	673
Distribution and redemption of Series A preferred equity	—	—	—
Proceeds from Business Combination, including PIPE investment	—	—	—
Payment of Business Combination costs	—	—	—
Redemption of Class A and Class B units	—	—	—
Redemption of incentive units	—	—	—
Net cash provided by financing activities	22,797	—	22,797
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,858)	—	(30,858)
Cash and cash equivalents, beginning of period	38,990	—	38,990
Restricted cash, beginning of period	—	—	—
Cash and cash equivalents, end of period	$6,667	$—	$6,667
Restricted cash, end of period	$1,465	$—	$1,465

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30, 2023 (unaudited)
	As Reported	Adjustment	As Corrected
Non-cash operating activities
Recognition of right-of-use operating lease assets	$15,913	$—	$15,913
Recognition of revenue for inventory exchanged for prepaid advertising	7,480	—	7,480

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	3,349	—	3,349
Series A preferred exchange for PIPE shares	—	—	—
Series A preferred equity amortization	—	—	—

Supplemental cash flow information
Cash paid for income taxes	$665	$—	$665
Cash paid for interest	$2,591	$—	$2,591

20.    Subsequent Events
There have been no events subsequent to December 31, 2023 which would require accrual or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.
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
Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2023 based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that there is a material weakness in the review procedures related to disclosure of fixed asset activity in the statement of cash flows. The reviewer had insufficient resources supporting the review of the statement of cash flows and there was insufficient analysis on the fixed asset activity presented in the statement of cash flows. As a result our previously issued financial statements for the nine months ended September 30, 2023 have been restated. Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2023.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined under the JOBS Act.
Changes in Internal Control over Financial Reporting
Except for the material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness
Management has actively initiated a plan for remediation to address the material weakness. Specifically we have added resources to our accounting department including access to accounting research tools and additional full time employees to improve our ability to perform reviews. In addition, the review of the fixed asset activity to support the preparation of the statement of cash flows will be performed by more experienced accounting personnel. Finally, we will implement a new accounting software to allow us to perform a more detailed analysis of fixed assets to support our statement of cash flows. We estimate that our remediation plan will be complete by the second quarter of 2024.
Item 9B. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this report.
The remaining information required by this item is incorporated by reference to the “Proposal No. 1: Election of Class I Directors,” “Corporate Governance and Our Board Of Directors,” and “Delinquent Section 16(A) Reports” sections of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the “Executive Compensation” section of the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the “Ownership of Our Common Stock” and “Equity Compensation Plan Information” sections of the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” sections of the 2024 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements - See Part II, Item 8, Financial Statements and Supplementary Data
(2) Financial Statement Schedules - None
(3) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K/A filed on March 17, 2023 with the SEC).

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Company Form 10-K filed on March 16, 2022 with the SEC).

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

10.5*
First Amendment to Credit Agreement, dated November 3, 2023, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time part thereto.

10.6*
Second Amendment to Credit Agreement, dated January 25, 2024, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time part thereto.

10.7
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

10.8#	BRC Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.9#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.10#	BRC Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.11#	Form of Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 the Company’s Form S-8 filed on April 19, 2022 with the SEC).

10.12#
Employment Agreement, dated as of December 29, 2022 between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.13*	First Amendment to Employment Agreement, dated as of November 6, 2023, between Evan Hafer and Black Rifle Coffee Company LLC.

10.14*	Letter Agreement, dated as of December 22, 2023, between Evan Hafer and BRC Inc.

10.15#
Founder Stock Award Agreement, dated as of December 29, 2022, by and between BRC Inc. and Evan Hafer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.16*	Letter Agreement, dated as of December 22, 2023, between Christopher Mondzelewski and BRC Inc.

10.17*	Separation and Release Agreement, dated as of December 22, 2023, between Thomas Davin and Authentic Brands LLC.

10.18
Offer Letter for Employment between Black Rifle Coffee Company and Stephen Kadenacy, dated September 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2023 with the SEC).

10.19
Engagement Letter between Authentic Brands LLC and Berkeley Research Group, LLC regarding Interim CFO services of Mark Weinsten, dated August 8, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2023 with the SEC).

10.20
Transition and Separation Agreement, dated April 18, 2023, among the Company, Black Rifle Coffee Company LLC and Heath Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2023 with the SEC).

10.21
Separation and Release Agreement, dated June 23, 2023, between the Company and Gregory J. Iverson (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 10, 2023 with the SEC).

10.22#
Severance Agreement, dated as of January 31, 2023, by and between BRC Inc. and Kristina Braendel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2023 with the SEC).

10.23#
Restricted Units Agreement, dated as of September 13, 2021, by and between Authentic Brands LLC and Andrew McCormick (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.24#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.25#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

21.1*	List of Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included in signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recoupment Policy of BRC Inc.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
__________________________________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

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

BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
March 6, 2024		Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Mondzelewski, and Stephen Kadenacy, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 6, 2024.

Signature	Title

/s/ Christopher Mondzelewski	Chief Executive Officer, Director
Christopher Mondzelewski	(Principal Executive Officer)

/s/Stephen Kadenacy	Chief Financial Officer
Stephen Kadenacy	(Principal Financial Officer)

/s/ Tom Davin	Director
Tom Davin

/s/ Katy Dickson	Director
Katy Dickson

/s/ Evan Hafer	Director and Executive Chairman
Evan Hafer

/s/ George Munoz	Director
George Munoz

/s/ Steven Taslitz	Director
Steven Taslitz

/s/ Glenn Welling	Director
Glenn Welling