Form 10-Q
period 2024-03-31
BRC Inc.
filed 2024-05-08
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had (i) 67,313,454 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 145,001,430 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding the Company's intentions, beliefs or current expectations concerning, among other things, financial condition, liquidity, prospects, growth, strategies, future market conditions and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Quarterly Report and management's expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

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
•Failure to provide a high-quality customer experience to retail partners and end users, including as a result of production defaults or issues, including due to failures by one or more of our co-manufacturers, affecting the quality of our products, which may adversely affect our brand;
•Decrease in success of the direct to consumer ("DTC") revenue channel;
•Loss of one or more of our co-manufacturers, or delays, quality, or other production issues, including labor-related production issues at any of our co-manufacturers;
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
•Failure to successfully open new Black Rifle Coffee shops ("Outposts"), including any failure to timely proceed through permitting and other development processes, or the failure of any new or existing Outposts to generate sufficient sales;
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
•Failure to comply with federal, state and local laws and regulations, or failure to prevail in civil litigation matters; and
•Other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “2023 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2023 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,997	$12,448
Restricted cash	1,465	1,465
Accounts receivable, net	24,774	25,207
Inventories, net	50,383	56,465
Prepaid expenses and other current assets	16,279	12,153
Total current assets	96,898	107,738
Property, plant and equipment, net	66,169	68,326
Operating lease, right-of-use asset	33,686	36,214
Identifiable intangibles, net	403	418
Other	30,025	23,080
Total assets	$227,181	$235,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,593	$33,564
Accrued liabilities	31,425	34,911
Deferred revenue and gift card liability	7,562	11,030
Current maturities of long-term debt, net	9,779	2,297
Current operating lease liability	2,212	2,249
Current maturities of finance lease obligations	56	58
Total current liabilities	90,627	84,109
Non-current liabilities:
Long-term debt, net	51,728	68,683
Finance lease obligations, net of current maturities	45	23
Operating lease liability	33,751	35,929
Other non-current liabilities	494	524
Total non-current liabilities	86,018	105,159
Total liabilities	176,645	189,268
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 67,134,997 and 65,637,806 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 145,079,865 and 146,484,989 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	15	15
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	134,519	133,728
Accumulated deficit	(119,930)	(120,478)
Total BRC Inc.'s stockholders' equity	14,610	13,271
Non-controlling interests	35,926	33,237
Total stockholders' equity	50,536	46,508
Total liabilities and stockholders' equity	$227,181	$235,776
See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$98,392	$83,490
Cost of goods sold	56,207	55,979
Gross profit	42,185	27,511
Operating expenses
Marketing and advertising	7,609	7,144
Salaries, wages and benefits	15,261	19,824
General and administrative	15,346	17,758
Other operating expense, net	14	—
Total operating expenses	38,230	44,726
Operating income (loss)	3,955	(17,215)

Non-operating income (expenses)
Interest expense, net	(2,051)	(323)
Other income, net	—	273
Total non-operating expenses	(2,051)	(50)
Income (loss) before income taxes	1,904	(17,265)
Income tax expense	49	56
Net income (loss)	$1,855	$(17,321)
Less: Net income (loss) attributable to non-controlling interest	1,307	(12,521)
Net income (loss) attributable to BRC Inc.	$548	$(4,800)

Net income (loss) per share attributable to Class A Common Stock
Basic and diluted	$0.01	$(0.08)

Weighted-average shares of Class A Common Stock outstanding
Basic	66,312,366	58,159,223
Diluted	66,597,626	58,159,223

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2023	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Employee stock purchase plan	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426

Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$1,855	$(17,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,413	1,719
Equity-based compensation	1,952	2,506
Amortization of debt issuance costs	301	33
Loss on disposal of assets	511	—
Other	315	—
Changes in operating assets and liabilities:
Accounts receivable, net	58	3,055
Inventories, net	(2,405)	(25,724)
Prepaid expenses and other assets	(1,892)	(1,118)
Accounts payable	7,264	27,830
Accrued liabilities	(2,331)	(6,463)
Deferred revenue and gift card liability	(3,468)	(160)
Operating lease liability	371	219
Other liabilities	(30)	30
Net cash provided by (used in) operating activities	4,914	(15,394)
Investing activities
Purchases of property, plant and equipment	(2,718)	(4,902)
Proceeds from sale of property and equipment	41	—
Net cash used in investing activities	(2,677)	(4,902)
Financing activities
Proceeds from issuance of long-term debt, net of discount	21,829	87,000
Debt issuance costs paid	(164)	—
Repayment of long-term debt	(32,224)	(79,609)
Financing lease obligations	20	(25)
Repayment of promissory note	(400)	(399)
Issuance of stock from the Employee Stock Purchase Plan	251	305
Net cash (used in) provided by financing activities	(10,688)	7,272
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,451)	(13,024)
Cash and cash equivalents, beginning of period	12,448	38,990
Restricted cash, beginning of period	1,465	—
Cash and cash equivalents, end of period	$3,997	$25,966
Restricted cash, end of period	$1,465	$—

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2024	2023
Non-cash operating activities
(Derecognition) Recognition of right-of-use operating lease assets	$(1,955)	$5,786
Recognition of revenue for inventory exchanged for prepaid advertising	8,487	—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	622	967

Supplemental cash flow information
Cash paid for income taxes	$58	$179
Cash paid for interest	$1,816	$492

See notes to unaudited consolidated financial statements.

BRC Inc.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
(unaudited)

1.Organization and Nature of Business

BRC Inc., a Delaware public benefit corporation ("BRC Inc."), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation ("SilverBox"), Authentic Brands LLC, a Delaware limited liability company ("Authentic Brands"), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the "Closing") for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as the sole managing member thereof as a public benefit corporation.

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

2.Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. The unaudited consolidated financial statements reflect the financial position and operating results of the Company including its wholly-owned subsidiaries. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods presented. Intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023.

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

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, liabilities for contingencies, equity-based compensation, estimates for sales returns and related allowance, loyalty rewards, deferred revenue, and measurement and realization of deferred tax assets. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification ("ASC 606"). Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:

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

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there is no account activity (i.e., if there is no new purchase made or order placed) in a period of twelve months. In March 2024, BRCC amended the loyalty rewards policy such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy resulted in a reduction to the deferred revenue liability of $3,361 as a result of a change in the amount of loyalty points that we estimate will be redeemed.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three months ended March 31, 2024 and 2023.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Wholesale	$60,428	$39,997
Direct to Consumer	32,614	36,780
Outpost	5,350	6,713
Total net sales	$98,392	$83,490

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 29% of revenue for the three months ended March 31, 2024 and one wholesale customer and its affiliate represented 24% of revenue for the three months ended March 31, 2023.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $102 and $244 as of March 31, 2024 and December 31, 2023, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.
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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $880 and $496 as of March 31, 2024 and December 31, 2023, respectively.

Inventories, Net

Inventories are stated at the lower of standard cost, which approximates First In, First Out ("FIFO"), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories were $50,383 and $56,465 as of March 31, 2024 and December 31, 2023, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

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

We recognize a right-of-use (“ROU”) asset and lease liability for each operating lease with a contractual term greater than twelve months at the time of lease inception. We do not record leases with an initial term of twelve months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of the lease term when they are reasonably certain to be exercised.

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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require we pay certain expenses, such as common area maintenance costs, real estate taxes and other executory costs, of which any fixed portion would be included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our Company-operated Outposts, and their related costs are recorded within "General and administrative" expenses on the unaudited consolidated statement of operations.

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

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets ("DTAs") and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. DTAs and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.

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

Equity-Based Compensation

The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with FASB ASC 718, Stock Based Compensation ("ASC 718"). The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company's historical experience and current market conditions. For more information, see Note 10, Equity-Based Compensation.

Earnings per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net income attributable to Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods with net losses is the same as the basic net loss per share. For more information, see Note 13, Net Income (Loss) per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which three customers accounted for 58% of total outstanding receivables as of March 31, 2024 and three customers accounted for 55% of total outstanding receivables as of December 31, 2023. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $6,335 and $6,826 as of March 31, 2024 and December 31, 2023, respectively. This includes $6,129 of prepaid advertising as of March 31, 2024 and December 31, 2023, each, in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received. For more information, see Note 5, Other Assets.

Fair Value Measurements

The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Secured Overnight Financing Rate (“SOFR”), or the PNC Base Rate (see further explanation of the Base Rate in Note 8, Long-Term Debt), or prior to our August 2023 refinancing, the Bloomberg Short-Term Bank Yield (“BSBY”) or Prime rates plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

The Company uses any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.

The Company follows the provisions of ASU No. 2022-03- Fair Value Measurements ("Topic 820") for non-financial assets and liabilities measured on a non-recurring basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2024, the Company had no Level 3 financial assets or liabilities.

Comprehensive Income (Loss)

The Company has no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

Recently Adopted Accounting Pronouncements

There were no new Recently Adopted Accounting Pronouncements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which "enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information". The FASB determined that these amendments should be effective for public business entities for annual periods beginning after December 15, 2024 (early adoption is permitted). The Company is currently evaluating the impact of these amendments on its consolidated financial statements and accompanying disclosures.

3.Inventories, Net

Inventories consist of the following (dollars in thousands, unaudited):

	March 31,	December 31,
	2024	2023
Coffee:
Unroasted	$3,487	$4,248
Finished Goods	13,145	10,515
Ready-to-Drink (raw materials)	16,124	14,652
Ready-to-Drink (finished goods)	13,088	21,600
Apparel and other merchandise	4,539	5,450
Total inventories, net	$50,383	$56,465

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands, unaudited):

	March 31,	December 31,
	2024	2023
Building and leasehold improvements	$29,707	$29,098
Machinery and equipment	19,949	18,856
Computer equipment and software	14,421	6,847
Furniture and fixtures	2,813	2,856
Land	1,547	1,547
Vehicles	889	889
Construction in progress	12,661	21,602
Property, plant, and equipment, gross	81,987	81,695
Less: accumulated depreciation and amortization	(15,818)	(13,369)
Total property, plant and equipment, net	$66,169	$68,326

The total depreciation expense for internal use software was $989 and $183 for the three months ended March 31, 2024 and 2023, respectively.

Substantially all long-lived assets are located in the United States.

5.Other Assets

During the third quarter of 2023, we entered into a contract whereby we agreed to exchange finished goods inventory for prepaid advertising, for a stated contract price of $41,565. During the first quarter of 2024, we entered into amendments to the contract under the same terms for an incremental stated contract price of $6,735. We measured the noncash consideration using the standalone selling price of finished goods sold to distributors, which was 84% of the stated contract price. Revenue and corresponding prepaid advertising is recognized based on the standalone selling price as the products are delivered. As of March 31, 2024 and December 31, 2023, we recognized $35,856 and $28,901 of other assets on our consolidated balance sheet, respectively. Based upon the period over which we expect to use these advertising credits, we concluded that $6,129 were current as of March 31, 2024 and December 31, 2023, each, and have been recorded as prepaid and other current assets on our consolidated balance sheet, and $29,727 and $22,772 were non-current and have been recorded as other assets on our consolidated balance sheets as of March 31, 2024 and December 31, 2023 respectively. During the quarter ended March 31, 2024, we recognized $8,487 of revenue on our consolidated income statement.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands, unaudited):

	March 31,	December 31,
	2024	2023
Accrued compensation and benefits	$8,163	$6,881
Accrued inventory purchases	6,851	8,859
Accrued professional fees	3,808	2,240
Accrued freight	3,368	4,616
Accrued marketing	1,366	1,457
Accrued sales and other taxes	1,186	1,329
Accrued interest	988	1,842
Credit card liabilities	140	186
Other accrued expenses	5,555	7,501
Total accrued liabilities	$31,425	$34,911

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$11,030	$9,505
Sales of gift cards	1,729	346
Redemption of gift cards	(1,793)	(374)
Increase from deferral of revenue	2,295	3,127
Decrease from revenue recognition	(2,832)	(3,560)
Loyalty Program points earned	721	521
Loyalty Program points redeemed/expired	(3,588)	(220)
Balance at end of period	$7,562	$9,345

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands, unaudited):

	March 31,	December 31,
	2024	2023
Term loan facility	$50,000	$50,000
ABL facility	14,737	23,947
Notes payable	2,093	2,493
Total principal	66,830	76,440
Less debt issuance costs	(5,323)	(5,460)
Long-term debt, net	$61,507	$70,980

Current maturities:
Current maturities of principal	$9,779	$2,297
Less current portion of debt issuance costs	—	—
Current maturities of long-term debt, net	$9,779	$2,297
Long-term debt:
Non-current principal	$57,051	$74,143
Less non-current portion of debt issuance costs	(5,323)	(5,460)
Long-term debt, net	$51,728	$68,683

Future contractual maturities of credit facilities (not including debt issuance costs) as of March 31, 2024 are as follows (dollars in thousands, unaudited):

Remainder of 2024	$9,379
2025	4,797
2026	6,025
2027	6,250
2028	40,379
Total	$66,830

ABL Facility and Term Loan Facility

On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at March 31, 2024) (the “ABL Facility”), and a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50,000 (the “Term Loan”) and a bridge loan in the amount of $6,000 (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

The proceeds of the Term Loan were issued net of a $1,525 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and amortized over the life of the Term Loan Credit Agreement. Debt issuance costs of $4,545 were incurred in connection with the origination of the ABL Facility and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the ABL Credit Agreement. The Bridge Loan incurred a Bridge Loan fee of 10% of the aggregate amount of the Bridge Loan on the Closing Date. The Bridge Loan fee was paid when the Bridge Loan principal was repaid in the fourth quarter of 2023.

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

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes. Our available borrowing under the ABL Credit Facility at March 31, 2024 was approximately $11,452, after consideration of the $15,000 reduction required before the Availability Block Release Date. During the first quarter of 2024, our available borrowings fell below $15,000 which resulted in cash dominion under the terms of the ABL Credit Agreement whereby certain proceeds must now be collected into a separate account which are subsequently applied against our ABL borrowings until such time as our available borrowings are $15,000 or the occurrence of the Availability Block Release Date, whichever is first.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of March 31, 2024, the total outstanding balance on these notes payables is $1,294.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of March 31, 2024, the outstanding balance on the notes payable is $800.

9.Stockholders’ Equity

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of March 31, 2024, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 31.4% and 68.6%, respectively.

10.Equity-Based Compensation

Incentive Units

Authentic Brands' maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of March 31, 2024, 8,585 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The board of directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board of directors.

The following table summarizes the changes in the number of Incentive Units for the three months ended March 31, 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2024	8,585	$213.81
Vested at March 31, 2024	6,507	$213.33

As of March 31, 2024, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately two years was $351.

In connection with the Business Combination, the Company adopted the 2022 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the 2018 Equity Incentive Plan, and the 2022 Employee Stock Purchase Plan (the "ESPP").

Stock Options

The Company granted stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options was based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

Weighted average grant date fair value	$2.18
Expected dividend	—
Expected volatility	65%
Risk-free interest rate	4.37%
Options term (in years)	4.5

The computation of expected volatility is based on a weighted average of comparable public companies within the Company’s industry. The Company uses the "simplified method" prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.

The following table summarizes information about stock options activities for the three months ended March 31, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,371,128	3.91
Forfeited	(226,832)	6.18
Outstanding at March 31, 2024	5,557,636	$4.60
Vested at March 31, 2024	100,468	$9.51

As of March 31, 2024, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately two years was $10,901.

Restricted Stock Units

The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values were based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,079,772	3.91
Forfeited	(150,329)	5.63
Vested	(35,349)	6.59
Nonvested at March 31, 2024	2,579,049	$4.99

As of March 31, 2024, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $9,751.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of March 31, 2024. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of March 31, 2024, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately three years was $1,614.

Employee Stock Purchase Plan

In September 2022, the Company began offering shares of its Class A Common Stock under its Employee Stock Purchase Plan ("ESPP") adopted in connection with the Business Combination, whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.

On March 8, 2024, the Company issued 63,832 shares for a total of $251 under the September 9, 2023 ESPP period, which covered the period between September 9, 2023 and March 8, 2024.

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $204 and $257 for the three months ended March 31, 2024 and 2023, respectively.

12.Income Taxes

BRC Inc. is the managing member of Authentic Brands and, as a result, consolidates the financial results of Authentic Brands. Authentic Brands and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, Free Range American Media Company, which is taxed as a corporation. The Company files income tax returns in the U.S. federal and various state jurisdictions. Any taxable income or loss generated by Authentic Brands is passed through to and included in the taxable income or loss of its members, including BRC Inc., generally on a pro rata basis or otherwise under the terms of the Authentic Brands LLC Agreement. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss generated by BRC Inc.

The Company’s U.S. federal and state income tax returns for the tax years 2019 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the Authentic Brands’ U.S. income tax return for 2021. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Our effective tax rate for the period ended March 31, 2024 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our deferred tax assets ("DTAs"). Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

13.Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without consideration for potential dilutive securities. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,855	$(17,321)
Less: Net income (loss) attributable to non-controlling interests	1,307	(12,521)
Net income (loss) attributable to Class A Common Stock - basic and diluted	$548	$(4,800)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - Basic	66,312,366	58,159,223
Weighted-average effect of dilutive securities:
RSUs	283,453	—
Employee Stock Purchase	1,807	—
Weighted-average shares of Class A Common Stock outstanding - Diluted	66,597,626	58,159,223

Net income (loss) per share attributable to Class A common stockholders, basic	$0.01	$(0.08)
Net income (loss) per share attributable to Class A common stockholders, diluted	$0.01	$(0.08)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	5,557,636	896,202
Common Units	145,079,865	153,156,442
RSUs	287,420	923,521
PSUs	8,462,412	8,462,412
Incentive Units	8,585	14,210
Employee Stock Purchase	76,476	95,309
Total units excluded from computation of diluted net income (loss) per share	159,472,394	163,548,096

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $11,744 and $39,074 for the three months ended March 31, 2024 and 2023, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of March 31, 2024 (dollars in thousands, unaudited):

Remainder of 2024	$17,533
2025	26,058
2026	30,018
2027	32,427
2028	15,141
Thereafter	14,934
Total	$136,111

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of March 31, 2024 and December 31, 2023, each, which is included in accrued liabilities on the accompanying unaudited consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that the Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss a breach of contract claim. Each party has recently submitted its respective motion for summary judgment. Tang Capital's motion for summary judgment seeks $10.5 million in compensatory damages, and prejudgment interest. The Company believes that it has meritorious defenses to the claim asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc, v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. The Company believes that it has meritorious defenses to the claims asserted against it and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") . In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

Overview

Black Rifle Coffee Company is a rapidly growing Veteran-led premium coffee and media company that operates through three channels: Wholesale, Direct to Consumer ("DTC"), and our Outpost Retail Stores. Our business started with a loyal and quickly expanding community of consumers through our DTC channel, through which we now have approximately 209,000 active Coffee Club subscribers as of March 31, 2024. We are now experiencing rapid growth in our Wholesale channel as we have continued our expansion into grocery stores, specialty stores, and other intermediaries. Our Outpost channel experienced growth through 2023 during the initial rollout of our Outpost retail stores; however, we anticipate limited growth in this channel in 2024 as we evaluate our strategy for retail stores, and we expect to recommence investment in this channel in future years.

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

We are a digitally native brand with an established omnichannel business model, reaching our customers through one reportable segment that is comprised of three channels. Our Wholesale channel includes products sold to an intermediary such as grocery stores, including the Food, Drug, and Mass ("FDM") customer set, specialty retailers, such as outdoors and sporting goods retailers, and convenience stores, which primarily sell our Ready-to-Drink ("RTD") products. Our DTC channel includes our e-commerce business, through which consumers order our products online and products are shipped to them. Our Outpost channel includes our Company-operated and franchised Black Rifle Coffee retail coffee shop locations.

We continue to experience strong revenue growth. Revenue increased to $98.4 million for the three months ended March 31, 2024 as compared to $83.5 million for the three months ended March 31, 2023, representing growth of 18%. This growth was primarily driven by growth in the Wholesale channel from expansion in our largest retail customer, our entry into the FDM market for bagged coffee and rounds products and increased sales in RTD products.

The Business Combination

In February 2022, we completed the Business Combination and as a result of the consummation of a series of mergers in connection therewith, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as the sole managing member thereof as a public benefit corporation. The Business Combination was accounted for as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment was determined by the individual controlling Authentic Brands prior to the Business Combination, who also controls the combined company post Business Combination.

Trends

Certain trends affecting our business within the respective sales channels are as follows:

•Wholesale channel revenue has increased as we have added new customers and we continue to grow our presence in the FDM market. We expect to see increased revenue within this channel as we increase investment to obtain new customers, launch new products, and expand in the FDM market.
•DTC channel revenue growth has declined as a result of a decline in the DTC market as well as our decision to redirect investments to other growing areas of the business as we continue to experience elevated DTC customer acquisition costs. In addition, we have limited our promotional offerings while focusing on profitability.
•Outpost channel revenue has decreased due to declining volumes at our existing Outpost retail locations. We anticipate limited growth in this channel in 2024 as we shift investments into other channels while we work to improve the quality of our earnings through operational and strategic changes, some of which might result in store closures for underperforming Outposts. We expect accelerated growth in the Outpost channel in future years as investments shift back.

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

Our Ability to Acquire and Retain Customers at a Reasonable Cost

We believe our ability to consistently acquire and retain new customers at a reasonable cost will be a key factor affecting our future performance. We continue to have a strong presence activating in major markets to reach new consumers and drive brand awareness. As a result our brand awareness is showing tremendous growth, reaching an estimated 30% in the United States. To accomplish our goal of continuing to extend brand awareness, we will continue deploying to highly efficient, reach-based formats such as national television, streaming advertising and through select partnership opportunities. In addition, we will strive to strengthen our social media footprint across various platforms such as Facebook, Instagram and YouTube. As we continue to expand our deployment venues, our expertise in digital creative and engagement provides a distinct advantage to reach, engage and convert our consumers. We will continue to utilize marketing measurement to ensure our advertising and marketing spend is effective and efficient while expanding our brand reach.

Our Ability to Drive Repeat Usage of Our Products

We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. As an example, we launched RTD coffee products in March 2020 with two 11-ounce SKUs. We have since added another 11-ounce SKU and three high-caffeine, boldly-flavored 15-ounce SKUs. Four of these SKUs grew to become top-35 products in the RTD coffee category, both in units and dollars in 2023, and realized All Commodities Volume ("ACV") of 43% at March 31, 2024. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality beans possible to deliver to our customers.

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

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three months ended March 31, 2024 and 2023. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Revenue, net	$98,392	$83,490
Cost of goods sold	56,207	55,979
Gross profit	42,185	27,511
Operating expenses
Marketing and advertising	7,609	7,144
Salaries, wages and benefits	15,261	19,824
General and administrative	15,346	17,758
Other operating expense, net	14	—
Total operating expenses	38,230	44,726
Operating income (loss)	3,955	(17,215)

Non-operating income (expenses)
Interest expense, net	(2,051)	(323)
Other income, net	—	273
Total non-operating expenses	(2,051)	(50)
Income (loss) before income taxes	1,904	(17,265)
Income tax expense	49	56
Net income (loss)	$1,855	$(17,321)

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue, net	$98,392	$83,490	$14,902	18%
Cost of goods sold	56,207	55,979	228	—%
Gross profit	$42,185	$27,511	$14,674	53%
Gross margin(1)	42.9%	33.0%
Total operating expenses	$38,230	$44,726	$(6,496)	(15)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

Net revenue for the three months ended March 31, 2024 increased $14.9 million, or 18%, to $98.4 million as compared to $83.5 million for the corresponding period in 2023. The increase was primarily driven by increased points of distribution in the Wholesale channel including entry and expansion into the FDM market and increased sales of RTD product, partially offset by lower customer acquisition and volume in the DTC and Outpost channels.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Wholesale	$60,428	$39,997	$20,431	51%
Direct to Consumer	32,614	36,780	(4,166)	(11)%
Outpost	5,350	6,713	(1,363)	(20)%
Total net sales	$98,392	$83,490	$14,902	18%

Net revenue for our Wholesale channel for the three months ended March 31, 2024, increased $20.4 million, or 51%, to $60.4 million as compared to $40.0 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by entry into the FDM market along with increased sales in our RTD product line.

Net revenue for our DTC channel for the three months ended March 31, 2024 decreased $4.2 million, or 11%, to $32.6 million as compared to $36.8 million for the corresponding period in 2023, primarily due to lower customer acquisition due to declines in the overall DTC market as well as a strategic shift in advertising spend to other areas with higher returns and reduced promotional offerings to focus on profitability.

Net revenue for our Outpost channel for the three months ended March 31, 2024, decreased $1.4 million, or 20%, to $5.4 million as compared to $6.7 million for the corresponding period in 2023. Revenue decreased primarily due to lower transaction volumes across all stores in the first quarter of 2024 compared to the corresponding period in 2023.

Cost of goods sold

Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products including wages and benefits, shipping costs, and other overhead costs related to certain aspects of production, warehousing, fulfillment expense, shipping, and credit card fees.

Cost of goods sold for the three months ended March 31, 2024 remained flat compared to the corresponding period in 2023. Gross margin increased 990 basis points to 42.9% for the three months ended March 31, 2024 as compared to 33.0% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift, as the FDM market has higher margins, productivity improvements in our RTD products and warehousing costs, and lower green coffee costs.

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

Operating expenses for the three months ended March 31, 2024 decreased $6.5 million, or 15%, to $38.2 million as compared to $44.7 million for the corresponding period in 2023.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Marketing and advertising	$7,609	$7,144	$465	7%
Salaries, wages and benefits	15,261	19,824	(4,563)	(23)%
General and administrative	15,346	17,758	(2,412)	(14)%
Other operating expense, net	14	—	14	100%
Total operating expenses	$38,230	$44,726	$(6,496)	(15)%

Marketing and advertising expenses increased by $0.5 million, or 7%, to $7.6 million as compared to $7.1 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with UFC.

Salaries, wages and benefits expenses decreased by $4.6 million, or 23%, to $15.3 million as compared to $19.8 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was primarily due to lower compensation costs driven by reductions in headcount during 2023 for which we realized the full benefit in the first quarter of 2024.

General and administrative expenses decreased by $2.4 million, or 14%, to $15.3 million as compared to $17.8 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was due to reductions in our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Components of Our Non-Operating Income (Expenses)

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense, net	$(2,051)	$(323)	$1,728	535%
Other income, net	—	273	(273)	(100)%
Total non-operating expenses	$(2,051)	$(50)	$(2,001)	4002%

Interest expense for the three months ended March 31, 2024 increased $1.7 million, or 535%, to $2.1 million as compared to $0.3 million for the corresponding period in 2023. The increase was primarily attributable to the increase in average debt balance and higher interest rates under our new term loan facility. The increase in interest rate is a result of our refinancing in the third quarter of 2023, whereby we entered into a new $75.0 million senior credit facility and a $50.0 million term loan facility with interest rates of term Secured Overnight Financing Rate plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under our previous senior credit facility of Bloomberg Short-Term Bank Yield plus 2.00% to 2.25%, based on average excess availability of the borrowing base.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates in 2023.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of March 31, 2024, our cash and cash equivalents was $4.0 million, our working capital was $6.3 million, and under our credit facilities, we had $11.5 million of available borrowings, after the consideration of the $15.0 million reduction required before the Availability Block Release Date, the date on which we have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 for two consecutive fiscal quarters following August 10, 2023, and no defaults or events of default are then continuing. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

See Note 8, Long-Term Debt, to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$4,914	$(15,394)	$20,308	132%
Investing activities	(2,677)	(4,902)	(2,225)	(45)%
Financing activities	(10,688)	7,272	(17,960)	(247)%

Operating Activities

Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $15.4 million for the corresponding period in 2023. The total increase of $20.3 million in net cash provided was primarily due to a net loss of $17.3 million improving to net income for 2024 as well as a decrease in cash outflows for inventory and accrued liabilities. These changes were partially offset by decreases in cash inflows from accounts receivable and accounts payable.

Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $4.9 million for the corresponding period in 2023. The $2.2 million decrease in net cash used was primarily due to reduced capital expenditure projects for our Outpost locations and roasting facilities.

Financing Activities

Net cash used in financing activities was $10.7 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $7.3 million for the corresponding period in 2023. The $18.0 million decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from issuance of long-term debt.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $17.5 million for the remainder of 2024; $26.1 million for 2025; and $30.0 million for 2026. See Note 14, Commitments and Contingencies to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of March 31, 2024 have been reported on the balance sheet as operating lease liabilities. As of March 31, 2024, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence in fiscal year 2024 and fiscal year 2025 with lease terms of 15 years. Payments on leases are expected to be approximately $3.8 million in the next twelve months, and approximately $44.0 million beyond twelve months through 2043.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 31, 2024, we had $50.0 million outstanding on our Term Loan Facility and $14.7 million outstanding on our ABL Facility with available borrowings of $11.5 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described in our 2023 Form 10-K.
Remediation Plan for Material Weakness
Management has continued to execute the remediation plan to address the material weakness. We have added resources to our accounting department, including access to accounting research tools and additional full-time employees, to improve our ability to perform reviews. In addition, the review of the fixed asset activity to support the preparation of the statement of cash flows is now being performed by more experienced accounting personnel. Finally, we began implementation of a new accounting software during the second quarter of 2024, which will allow us to perform a more detailed analysis of fixed assets to support our statement of cash flows. We estimate that our remediation plan will be complete before the end of the second quarter of 2024.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we completed the implementation of a new eCommerce platform. As part of this implementation, we assessed the impact to the control environment and modified internal controls where necessary.

Except for the system implementation discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See Note 14, Commitments and Contingencies to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporate by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Kadenacy
Stephen Kadenacy
May 8, 2024		Chief Financial Officer
(Principal Financial Officer)