Form 10-Q
period 2024-06-30
BRC Inc.
filed 2024-08-07
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the registrant had (i) 70,639,046 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 141,884,845 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding the Company's intentions, beliefs or current expectations concerning, among other things, the launch of Black Rifle Energy™, the Company's financial condition, liquidity, prospects, growth, strategies, future market conditions and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Quarterly Report and management's expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,642	$12,448
Restricted cash	315	1,465
Accounts receivable, net	25,923	25,207
Inventories, net	44,793	56,465
Prepaid expenses and other current assets	18,696	12,153
Total current assets	99,369	107,738
Property, plant and equipment, net	65,384	68,326
Operating lease, right-of-use asset	31,680	36,214
Identifiable intangibles, net	388	418
Other	33,061	23,080
Total assets	$229,882	$235,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,162	$33,564
Accrued liabilities	37,072	34,911
Deferred revenue and gift card liability	5,592	11,030
Current maturities of long-term debt, net	14,037	2,297
Current operating lease liability	2,198	2,249
Current maturities of finance lease obligations	29	58
Total current liabilities	93,090	84,109
Non-current liabilities:
Long-term debt, net	52,450	68,683
Finance lease obligations, net of current maturities	25	23
Operating lease liability	31,743	35,929
Other non-current liabilities	420	524
Total non-current liabilities	84,638	105,159
Total liabilities	177,728	189,268
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 69,955,628 and 65,637,806 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	6
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 142,568,263 and 146,484,989 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	15
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	135,288	133,728
Accumulated deficit	(120,412)	(120,478)
Total BRC Inc.'s stockholders' equity	14,897	13,271
Non-controlling interests	37,257	33,237
Total stockholders' equity	52,154	46,508
Total liabilities and stockholders' equity	$229,882	$235,776
See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$89,017	$91,947	$187,409	$175,437
Cost of goods sold	51,758	59,741	107,966	115,720
Gross profit	37,259	32,206	79,443	59,717
Operating expenses
Marketing and advertising	7,411	7,013	15,020	14,157
Salaries, wages and benefits	17,610	18,356	32,871	38,180
General and administrative	10,949	19,296	26,294	37,054
Other operating expense, net	311	1,202	324	1,202
Total operating expenses	36,281	45,867	74,509	90,593
Operating income (loss)	978	(13,661)	4,934	(30,876)

Non-operating income (expenses)
Interest expense, net	(2,301)	(791)	(4,352)	(1,114)
Other income (expense), net	—	(156)	—	117
Total non-operating expenses	(2,301)	(947)	(4,352)	(997)
Income (loss) before income taxes	(1,323)	(14,608)	582	(31,873)
Income tax expense	51	57	100	113
Net income (loss)	$(1,374)	$(14,665)	$482	$(31,986)
Less: Net income (loss) attributable to non-controlling interest	(892)	(10,437)	415	(22,958)
Net income (loss) attributable to BRC Inc.	$(482)	$(4,228)	$67	$(9,028)

Net income (loss) per share attributable to Class A Common Stock
Basic and diluted	$(0.01)	$(0.07)	$—	$(0.15)

Weighted-average shares of Class A Common Stock outstanding
Basic	68,209,081	58,741,717	67,260,724	58,607,290
Diluted	68,209,081	58,741,717	68,333,260	58,607,290

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2023	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Employee stock purchase plan	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426
Equity-based compensation	—	—	—	—	—	—	2,324	—	219	2,543
Common Unit redemption	2,112,345	(2,112,345)	—	—	—	—	230	—	(230)	—
Vesting of stock awards, net of shares withheld for taxes	174,530	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,228)	(10,437)	(14,665)
Balance at June 30, 2023	60,750,253	151,044,097	—	$5	$16	$—	$134,953	$(112,761)	$47,091	$69,304

Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536
Equity-based compensation	—	—	—	—	—	—	1,078	—	2,227	3,305
Common Unit redemption	2,511,602	(2,511,602)	—	—	—	—	4	—	(4)	—
Employee stock purchase plan	1,898	—	—	—	—	—	7	—	—	7
Vesting of stock awards, net of shares withheld for taxes	304,585	—	—	1	(1)	—	(333)	—	—	(333)
Proceeds from exercise of stock options, net of taxes	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(482)	(892)	(1,374)
Balance at June 30, 2024	69,955,628	142,568,263	—	$7	$14	$—	$135,288	$(120,412)	$37,257	$52,154

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$482	$(31,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,797	3,352
Equity-based compensation	5,257	5,049
Amortization of debt issuance costs	605	52
Loss on disposal of assets	881	128
Paid-in-kind interest	1,559	—
Other	151	1,202
Changes in operating assets and liabilities:
Accounts receivable, net	2,036	(2,058)
Inventories, net	(232)	(32,537)
Prepaid expenses and other assets	(4,778)	(2,248)
Accounts payable	2,010	22,112
Accrued liabilities	(1,203)	(5,043)
Deferred revenue and gift card liability	(5,438)	570
Operating lease liability	411	850
Other liabilities	674	100
Net cash provided by (used in) operating activities	7,212	(40,457)
Investing activities
Purchases of property, plant and equipment	(4,869)	(10,009)
Proceeds from sale of property and equipment	892	186
Net cash used in investing activities	(3,977)	(9,823)
Financing activities
Proceeds from issuance of long-term debt, net of discount	111,601	199,034
Debt issuance costs paid	(164)	(34)
Repayment of long-term debt	(118,472)	(167,783)
Financing lease obligations	(27)	(50)
Repayment of promissory note	(400)	(400)
Issuance of stock from the Employee Stock Purchase Plan	258	305
Proceeds from exercise of stock options	13	—
Net cash (used in) provided by financing activities	(7,191)	31,072
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,956)	(19,208)
Cash and cash equivalents, beginning of period	12,448	38,990
Restricted cash, beginning of period	1,465	—
Cash and cash equivalents, end of period	$9,642	$19,782
Restricted cash, end of period	$315	$—

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2024	2023
Non-cash operating activities
(Derecognition) Recognition of right-of-use operating lease assets	$(3,448)	$13,919
Recognition of revenue for inventory exchanged for prepaid advertising	$11,904	$—
Recognition of receivable from inventory purchase commitment	$3,000	$—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$445	$2,956

Supplemental cash flow information
Cash paid for income taxes	$345	$422
Cash paid for interest	$3,567	$1,324

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
•Authentic Brands representing the majority of the continuing operations of BRC Inc.; and
•The chief executive officer of Authentic Brands then having voting control of the combined company.

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

Sources and Timing of Revenue

The Company's revenue is derived from product sales through its e-commerce websites and to Wholesale customers who sell the products to end users. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and recognizes revenue based on these estimates at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company's estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.

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

Gift Cards

Gift cards are offered through the Company's e-commerce websites through the form of an e-certificate. Gift cards can also be purchased from our Outposts. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Gift cards can be redeemed on the Company's website and in person at Outpost locations. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in "Revenue, net" on the unaudited consolidated statements of operations.

Loyalty Rewards Program

In August 2020, BRCC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are multiple levels in which customers can participate and earn loyalty points. Subscription customers (customers in the BRCC Coffee Club or subscribed to another subscription product type) are in the highest tier and earn 5% on purchases. Non-subscription customers earn 1% on purchases. Any customer who spends $200 or more annually can also earn 5% on purchases, after the spending criteria is met. In addition to earning points on purchases, customers can earn points through certain other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. The Company reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferable. Loyalty rewards expire after twelve months. A portion of rewards are expected to expire and not be redeemed and will be recognized as income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis.

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy resulted in a reduction to the deferred revenue liability and an increase to revenue in our Direct to Consumer Channel of $3,361 at March 31, 2024 and an additional $1,754 at June 30, 2024 as a result of changes in the amount of loyalty points that BRCC estimates will be redeemed.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and six months ended June 30, 2024 and 2023.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wholesale	$53,761	$50,010	$114,189	$90,007
Direct to Consumer	29,970	34,586	62,584	71,366
Outpost	5,286	7,351	10,636	14,064
Total net sales	$89,017	$91,947	$187,409	$175,437

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 30% and 27% of revenue for the three months ended June 30, 2024 and 2023, respectively. One wholesale customer and its affiliate represented 29% and 25% of revenue for the six months ended June 30, 2024 and 2023, respectively.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $411 and $244 as of June 30, 2024 and December 31, 2023, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.

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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $625 and $496 as of June 30, 2024 and December 31, 2023, respectively.

Inventories, Net

Inventories are stated at the lower of cost, which approximates First In, First Out ("FIFO"), and net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories were $44,793 and $56,465 as of June 30, 2024 and December 31, 2023, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

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

Leases

The Company leases certain property and equipment under non-cancelable finance and operating leases which expire at various dates through 2043. The majority of our leases are operating leases for our Company-operated Outposts. We also lease distribution, warehouse, and corporate office facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for underlying classes of assets. The Company has estimated that the lease term for retail stores is generally 10 years to 15 years.

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

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which two customers accounted for 52% of total outstanding receivables as of June 30, 2024 and three customers accounted for 55% of total outstanding receivables as of December 31, 2023. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $7,403 and $6,826 as of June 30, 2024 and December 31, 2023, respectively. This includes $6,129 of prepaid advertising as of both June 30, 2024 and December 31, 2023, in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received. For more information, see Note 5, Other Assets.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2024, the Company had no Level 3 financial assets or liabilities.

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

Recently Adopted Accounting Pronouncements

There were no new Recently Adopted Accounting Pronouncements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, "to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses". The FASB determined these amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 (early adoption is permitted). These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and accompanying disclosures.

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

3.Inventories, Net

Inventories consist of the following (dollars in thousands, unaudited):

	June 30,	December 31,
	2024	2023
Coffee:
Unroasted	$3,231	$4,248
Finished Goods	14,017	10,515
Ready-to-Drink (raw materials)	12,317	14,652
Ready-to-Drink (finished goods)	10,781	21,600
Apparel and other merchandise	4,447	5,450
Total inventories, net	$44,793	$56,465

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands, unaudited):

	June 30,	December 31,
	2024	2023
Building and leasehold improvements	$30,292	$29,098
Machinery and equipment	20,476	18,856
Computer equipment and software	14,743	6,847
Furniture and fixtures	2,893	2,856
Land	1,547	1,547
Vehicles	889	889
Construction in progress	12,719	21,602
Property, plant, and equipment, gross	83,559	81,695
Less: accumulated depreciation and amortization	(18,175)	(13,369)
Total property, plant and equipment, net	$65,384	$68,326

The total depreciation expense for internal use software was $1,014 and $2,003 for the three and six months ended June 30, 2024, respectively and $179 and $532 for the three and six months ended June 30, 2023, respectively.

Substantially all long-lived assets are located in the United States.

5.Other Assets

During the third quarter of 2023, we entered into a contract whereby we agreed to exchange finished goods inventory for prepaid advertising which must be used within four years from the contract date, for a stated contract price of $41,565. During the first quarter of 2024, we entered into amendments to the contract under the same terms for an incremental stated contract price of $6,735. We measured the noncash consideration using the standalone selling price of finished goods sold to distributors, which was 84% of the stated contract price. Revenue and corresponding prepaid advertising is recognized based on the standalone selling price as the products are delivered. As of June 30, 2024 and December 31, 2023, we recognized $39,043 and $28,901 of other assets on our consolidated balance sheet, respectively. Based upon the period over which we expect to use these advertising credits, we concluded that $6,129 were current as of both June 30, 2024 and December 31, 2023, and have been recorded as prepaid and other current assets on our consolidated balance sheets, and $32,914 and $22,772 were non-current and have been recorded as other assets on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 respectively. We recognized $3,417 and $11,904 of revenue for the three and six months ended June 30, 2024, respectively, on our consolidated income statement related to shipments of inventory in exchange for prepaid advertising under this contract.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands, unaudited):

	June 30,	December 31,
	2024	2023
Deferred purchase incentive	$9,500	$—
Accrued inventory purchases	7,723	8,859
Accrued compensation and benefits	6,520	6,881
Accrued marketing	2,508	1,457
Accrued professional fees	2,043	2,240
Accrued interest	1,106	1,842
Accrued sales and other taxes	1,012	1,329
Accrued freight	872	4,616
Credit card liabilities	264	186
Other accrued expenses	5,524	7,501
Total accrued liabilities	$37,072	$34,911

Deferred purchase incentive

During the second quarter of 2024, we entered into an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. As part of this agreement we received a purchase incentive of $9,500 to compensate for incremental transition costs. This purchase incentive will be recognized as a reduction of cost of sales based on units sold over five years. Recognition of this fee will commence once certain purchase order milestones have been met in accordance with the terms of the agreement.

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$7,562	$9,345	$11,030	$9,505
Sales of gift cards	145	216	451	562
Redemption of gift cards	(121)	(115)	(491)	(489)
Increase from deferral of revenue	2,056	2,847	2,056	2,847
Decrease from revenue recognition	(2,297)	(3,127)	(2,832)	(3,560)
Loyalty Program points earned	608	1,043	1,329	1,565
Loyalty Program points redeemed/expired	(2,361)	(134)	(5,951)	(355)
Balance at end of period	$5,592	$10,075	$5,592	$10,075

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands, unaudited):

	June 30,	December 31,
	2024	2023
Term loan facility	$50,000	$50,000
ABL facility	19,414	23,947
Notes payable	2,093	2,493
Total principal	71,507	76,440
Less debt issuance costs and OID	(5,020)	(5,460)
Long-term debt, net	$66,487	$70,980

Current maturities:
Current maturities of long-term debt	$14,037	$2,297
Long-term debt:
Non-current principal	$57,470	$74,143
Less non-current portion of debt issuance costs and OID	(5,020)	(5,460)
Long-term debt, net	$52,450	$68,683

Future contractual maturities of credit facilities (not including debt issuance costs) as of June 30, 2024 are as follows (dollars in thousands, unaudited):

Remainder of 2024	$9,671
2025	4,797
2026	6,025
2027	6,250
2028	44,764
Total	$71,507

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Borrowers to maintain (i) consolidated EBITDA (as defined in the Credit Agreements) of at least $(2,460) for the fiscal quarter ended September 30, 2023, which amount increases incrementally over the next 15 quarters to $40,000 for the 5 fiscal quarters ended June 30, 2028; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00, based on a trailing four fiscal quarter calculation, following the Availability Block Release Date (as defined below); (iii) minimum liquidity of at least $15,000, which amount is reduced to $7,500 following the Availability Block Release Date; and (iv) minimum average liquidity of at least $9,375 following the Availability Block Release Date. The Credit Agreements also limit the Borrowers’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes. Our available borrowing under the ABL Credit Facility at June 30, 2024 was approximately $12,760, after consideration of the $15,000 reduction required before the Availability Block Release Date. During the first quarter of 2024, our available borrowings fell below $15,000 which resulted in cash dominion under the terms of the ABL Credit Agreement whereby certain proceeds must now be collected into a separate account which are subsequently applied against our ABL borrowings until such time as our available borrowings are $15,000 or the occurrence of the Availability Block Release Date, whichever is first.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of June 30, 2024, the total outstanding balance on these notes payables is $1,294.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of June 30, 2024, the outstanding balance on the notes payable is $800.

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

Common Units that are redeemed for shares are exchanged for a number of Class A Common Stock equal to the number of exchanged Common Units. Simultaneously, a number of Class B Common Stock held by the unitholder is surrendered equal to the number of Common Units being redeemed. For Common Units redeemed for cash, cash redemption may only be effected if a concurrent fundraising activity takes place by the Company.

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of June 30, 2024, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 32.6% and 67.4%, respectively.

10.Equity-Based Compensation

Incentive Units

Authentic Brands' maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of June 30, 2024, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The board of directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board of directors.

The following table summarizes the changes in the number of Incentive Units for the six months ended June 30, 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at June 30, 2024	8,472	$210.97
Vested at June 30, 2024	6,817	$213.42

As of June 30, 2024, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately one year was $265.

In connection with the Business Combination, the Company adopted the 2022 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the 2018 Equity Incentive Plan, and the 2022 Employee Stock Purchase Plan (the "ESPP") (see disclosed below).

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

The following table summarizes information about stock options activities for the six months ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,397,840	3.91
Forfeited	(401,598)	5.74
Exercised	(2,546)	5.05
Outstanding at June 30, 2024	5,407,036	$4.58
Vested at June 30, 2024	404,849	$6.62

As of June 30, 2024, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately two years was $9,445.

Restricted Stock Units

The Company granted restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values were based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,436,023	4.03
Forfeited	(298,696)	5.50
Vested	(414,742)	6.87
Nonvested at June 30, 2024	2,407,540	$4.58

As of June 30, 2024, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $9,269.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of June 30, 2024. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of June 30, 2024, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately three years was $1,385.

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

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $413 and $617 for the three and six months ended June 30, 2024, respectively, and $254 and $511 for the three and six months ended June 30, 2023, respectively.

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

Our effective tax rate for the period ended June 30, 2024 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,374)	$(14,665)	$482	$(31,986)
Less: Net income (loss) attributable to non-controlling interests	(892)	(10,437)	415	(22,958)
Net income (loss) attributable to Class A Common Stock - basic and diluted	$(482)	$(4,228)	$67	$(9,028)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - Basic	68,209,081	58,741,717	67,260,724	58,607,290
Weighted-average effect of dilutive securities:
Options	—		16,411
RSUs	—	—	489,278	—
Incentive Units	—		564,971
Employee Stock Purchase	—	—	1,876	—
Weighted-average shares of Class A Common Stock outstanding - Diluted	68,209,081	58,741,717	68,333,260	58,607,290

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.01)	$(0.07)	$—	$(0.15)
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.01)	$(0.07)	$—	$(0.15)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	5,407,036	2,608,905	5,207,383	2,608,905
Common Units	142,568,263	151,044,097	142,568,263	151,044,097
RSUs	2,407,540	1,762,189	271,124	1,762,189
PSUs	8,462,412	8,462,412	8,462,412	8,462,412
Incentive Units	1,187,537	14,210	1,187,537	14,210
Employee Stock Purchase	72,716	95,309	—	95,309
Total units excluded from computation of diluted net income (loss) per share	160,105,504	163,987,122	157,696,719	163,987,122

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $10,018 and $21,762 for the three and six months ended June 30, 2024, respectively, and $23,789 and $62,863 for the three and six months ended June 30, 2023, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of June 30, 2024 (dollars in thousands, unaudited):

Remainder of 2024	$11,697
2025	26,058
2026	30,018
2027	32,427
2028	15,141
Thereafter	14,934
Total	$130,275

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of both June 30, 2024 and December 31, 2023, which is included in accrued liabilities on the unaudited consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment seeks $10,500 in compensatory damages, plus prejudgment interest, attorneys' fees, and other reasonable costs and disbursements. The case is currently not set for trial. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. These motions are currently pending. The Company believes that it has meritorious defenses to the claims asserted against it and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleges breach of contract and is seeking a declaratory judgment. The complaint alleges that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. Currently the case is stayed through the resolution of the Tang Capital matter, but Clark has the option to end the stay at any time after the end of June 2024 or a summary judgment decision in Tang Capital, whichever comes first. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On May 15, 2024, Alta Partners, LLC (“Alta”) filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleges breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other costs and disbursements. On July 11, 2024, the Company filed a pre-motion with the court, posing certain arguments in its defense and requesting permission to move to dismiss. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings; however, the Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

During the second quarter of 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings; however, the Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss if any, in this matter. $2,000 has been included in accrued liabilities related to this matter.

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

Overview

Black Rifle Coffee Company is a rapidly growing Veteran-led premium coffee and media company that operates through three channels: Wholesale, Direct to Consumer ("DTC"), and our Outpost Retail Stores. Our business started with a loyal and quickly expanding community of consumers through our DTC channel, which benefits from approximately 201,200 subscribers as of June 30, 2024. We have experienced recent declines in this channel as our points of distribution have expanded in other channels and consumers find the brand where they shop. Focused growth in our Wholesale channel continues as we have expanded into grocery stores, club stores, specialty stores, and other intermediaries. Our Outpost channel experienced growth through 2023 during the initial rollout of our Outpost retail stores; however, we anticipate limited growth in this channel in 2024 as we evaluate our strategy for retail stores, and we expect to recommence investment in this channel in future years.

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

To support our premium quality product, our coffee beans are primarily roasted in-house at our Tennessee based roasting facility and 100% in the United States to ensure consistency and quality of product. Our coffee beans are sourced only from the highest quality suppliers. Our state-of-the-art equipment guarantees freshness and offers significant capacity for expansion.

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

Revenue decreased to $89.0 million for the three months ended June 30, 2024 compared to $91.9 million for the three months ended June 30, 2023, representing a decrease of 3% compared to prior year, driven primarily by a $4.6 million decrease in our DTC channel and a $2.1 million decrease in our Outpost channel partially offset by a $3.8 million increase in Wholesale revenues. Revenue increased to $187.4 million for the six months ended June 30, 2024 as compared to $175.4 million for the six months ended June 30, 2023, representing growth of 7%, compared to the prior year driven by a $24.2 million increase in Wholesale revenues, partially offset by declines of $8.8 million and $3.4 million in our DTC and Outpost channels, respectively.

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
•Outpost channel revenue has decreased due to declining volumes at our existing Outpost retail locations. We anticipate limited growth in this channel in 2024 as we shift investments into other channels while we work to improve the quality of our earnings through operational and strategic changes, some of which might result in store closures for underperforming Outposts. We expect accelerated growth in the Outpost channel in future years as we recommence investment in this part of our business.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Our ability to promote and maintain brand awareness and loyalty is critical to our success. We believe we have created a highly efficient marketing strategy that provides us the ability to increase brand awareness and drive consumer interaction. Consumer appreciation of our brands is primarily reflected in the increase of our sales across our three channels over the last few years. We expect to continue to develop and implement forward-looking brand strategies that utilize highly efficient, reach-based formats such as national television, streaming advertising, and other select avenues. In addition, we will leverage our social media footprint and employ targeted digital advertising to expand the reach of our brand.

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

Our Ability to Acquire and Retain Customers at a Reasonable Cost

We believe our ability to consistently acquire and retain new customers at a reasonable cost will be a key factor affecting our future performance. We continue to have a strong presence activating in major markets to reach new consumers and drive brand awareness. As we continue to expand our deployment venues, our expertise in digital creative and engagement provides a distinct advantage to reach, engage and convert our consumers. We will continue to utilize marketing measurement to ensure our advertising and marketing spend is effective and efficient while expanding our brand reach and managing customer acquisition cost and returns on marketing investments.

Our Ability to Drive Repeat Usage of Our Products

We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. We realized All Commodities Volume ("ACV") of 47% at June 30, 2024. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors and continue to explore the world to find the highest quality beans possible to deliver to our customers.

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

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three and six months ended June 30, 2024 and 2023. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$89,017	$91,947	$187,409	$175,437
Cost of goods sold	51,758	59,741	107,966	115,720
Gross profit	37,259	32,206	79,443	59,717
Operating expenses
Marketing and advertising	7,411	7,013	15,020	14,157
Salaries, wages and benefits	17,610	18,356	32,871	38,180
General and administrative	10,949	19,296	26,294	37,054
Other operating expense, net	311	1,202	324	1,202
Total operating expenses	36,281	45,867	74,509	90,593
Operating income (loss)	978	(13,661)	4,934	(30,876)

Non-operating income (expenses)
Interest expense, net	(2,301)	(791)	(4,352)	(1,114)
Other income (expense), net	—	(156)	—	117
Total non-operating expenses	(2,301)	(947)	(4,352)	(997)
Income (loss) before income taxes	(1,323)	(14,608)	582	(31,873)
Income tax expense	51	57	100	113
Net income (loss)	$(1,374)	$(14,665)	$482	$(31,986)

Components of Our Operating Income (Expenses)

Revenue, net

We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our net revenue reflects the impact of product returns as well as discounts and fees for certain sales programs, trade spend, promotions, and loyalty rewards.

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

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue, net	$89,017	$91,947	$(2,930)	(3)%
Cost of goods sold	51,758	59,741	(7,983)	(13)%
Gross profit	$37,259	$32,206	$5,053	16%
Gross margin(1)	42%	35%
Total operating expenses	$36,281	$45,867	$(9,586)	(21)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Net revenue for the three months ended June 30, 2024 decreased $2.9 million, or 3%, to $89.0 million as compared to $91.9 million for the corresponding period in 2023.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Wholesale	$53,761	$50,010	$3,751	8%
Direct to Consumer	29,970	34,586	(4,616)	(13)%
Outpost	5,286	7,351	(2,065)	(28)%
Total net sales	$89,017	$91,947	$(2,930)	(3)%

Net revenue for our Wholesale channel for the three months ended June 30, 2024, increased $3.8 million, or 8%, to $53.8 million as compared to $50.0 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by growth in distribution of packaged coffee in the FDM market along with increased sales in our RTD product line. In addition, we saw an increase related to a barter transaction whereby we exchanged finished goods inventory for prepaid advertising credits, partially offset by lower revenues in some declining categories impacting select retailers.

Net revenue for our DTC channel for the three months ended June 30, 2024 decreased $4.6 million, or 13%, to $30.0 million as compared to $34.6 million for the corresponding period in 2023, primarily due to lower customer acquisition due to declines in the overall DTC market, a strategic shift in advertising spend to other areas with higher returns, and an increase in points of distribution in the Wholesale channel, that provides increased brick and mortar availability for the Black Rifle Coffee consumer. This decrease was partially offset by an increase of $1.8 million as a result of the decrease in the accrual for loyalty rewards points as a result of BRCC's change in policy around expiration of points in the first quarter of 2024.

Net revenue for our Outpost channel for the three months ended June 30, 2024, decreased $2.1 million, or 28%, to $5.3 million as compared to $7.4 million for the corresponding period in 2023. Revenue decreased primarily due to lower transaction volumes due to lower Retail traffic.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2024 decreased $8.0 million, or 13%, to $51.8 million as compared to $59.7 million for the corresponding period in 2023. Gross margin increased 680 basis points to 42% for the three months ended June 30, 2024 as compared to 35% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift, as the FDM market has higher margins, productivity improvements in our RTD products and warehousing costs, and lower green coffee costs.

Operating expenses

Operating expenses for the three months ended June 30, 2024 decreased $9.6 million, or 21%, to $36.3 million as compared to $45.9 million for the corresponding period in 2023.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Marketing and advertising	$7,411	$7,013	$398	6%
Salaries, wages and benefits	17,610	18,356	(746)	(4)%
General and administrative	10,949	19,296	(8,347)	(43)%
Other operating expense, net	311	1,202	(891)	(74)%
Total operating expenses	$36,281	$45,867	$(9,586)	(21)%

Marketing and advertising expenses for the three months ended June 30, 2024 increased by $0.4 million, or 6%, to $7.4 million as compared to $7.0 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with UFC.

Salaries, wages and benefits expenses for the three months ended June 30, 2024 decreased by $0.7 million, or 4%, to $17.6 million as compared to $18.4 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was primarily due to lower compensation costs driven by reductions in headcount during 2023 for which we realized the full benefit in 2024.

General and administrative expenses for the three months ended June 30, 2024 decreased by $8.3 million, or 43%, to $10.9 million as compared to $19.3 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was due to reductions in our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Other operating expense, net for the three months ended June 30, 2024 decreased by $0.9 million, or 74%, to $0.3 million as compared to $1.2 million for the corresponding period in 2023. Other operating expense, net in 2023 is comprised of an impairment recognized related to the retail store.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue, net	$187,409	$175,437	$11,972	7%
Cost of goods sold	107,966	115,720	(7,754)	(7)%
Gross profit	$79,443	$59,717	$19,726	33%
Gross margin(1)	42%	34%
Total operating expenses	$74,509	$90,593	$(16,084)	(18)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the six months ended June 30, 2024 increased $12.0 million, or 7%, to $187.4 million as compared to $175.4 million for the corresponding period in 2023.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Wholesale	$114,189	$90,007	$24,182	27%
Direct to Consumer	62,584	71,366	(8,782)	(12)%
Outpost	10,636	14,064	(3,428)	(24)%
Total net sales	$187,409	$175,437	$11,972	7%

Net revenue for our Wholesale channel for the six months ended June 30, 2024, increased $24.2 million, or 27%, to $114.2 million as compared to $90.0 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by continued growth of packaged coffee in the FDM market along with increased sales in our RTD product line. In addition, we recognized revenue related to a barter transaction whereby we exchanged finished goods inventory for prepaid advertising credits.

Net revenue for our DTC channel for the six months ended June 30, 2024 decreased $8.8 million, or 12%, to $62.6 million as compared to $71.4 million for the corresponding period in 2023, primarily due to lower customer acquisition due to declines in the overall DTC market, a strategic shift in advertising spend to other areas with higher returns, and an increase in points of distribution in the Wholesale channel, that provides increased brick and mortar availability for the Black Rifle Coffee consumer. This decrease was partially offset by an increase of $5.1 million as a result of the decrease in the accrual for loyalty rewards points as a result of BRCC's change in policy around expiration of points in the first quarter of 2024.

Net revenue for our Outpost channel for the six months ended June 30, 2024, decreased $3.4 million, or 24%, to $10.6 million as compared to $14.1 million for the corresponding period in 2023. Revenue decreased primarily due to lower transaction volumes across all stores in the first half of 2024 compared to the corresponding period in 2023, due to lower Retail traffic.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2024 decreased $7.8 million, or 7%, to $108.0 million as compared to $115.7 million as compared to the corresponding period in 2023. Gross margin increased 840 basis points to 42% for the six months ended June 30, 2024 as compared to 34% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift, as the FDM market has higher margins, productivity improvements in our RTD products and warehousing costs, and lower green coffee costs.

Operating expenses

Operating expenses for the six months ended June 30, 2024 decreased $16.1 million, or 18%, to $74.5 million as compared to $90.6 million for the corresponding period in 2023.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Marketing and advertising	$15,020	$14,157	$863	6%
Salaries, wages and benefits	32,871	38,180	(5,309)	(14)%
General and administrative	26,294	37,054	(10,760)	(29)%
Other operating expense, net	324	1,202	(878)	(73)%
Total operating expenses	$74,509	$90,593	$(16,084)	(18)%

Marketing and advertising expenses for the six months ended June 30, 2024 increased $0.9 million, or 6%, to $15.0 million as compared to $14.2 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with UFC.

Salaries, wages and benefits expenses for the six months ended June 30, 2024 decreased $5.3 million, or 14%, to $32.9 million as compared to $38.2 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was primarily due to lower compensation costs driven by reductions in headcount during 2023 for which we realized the full benefit in 2024.

General and administrative expenses for the six months ended June 30, 2024 decreased $10.8 million, or 29%, to $26.3 million as compared to $37.1 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was due to reductions in our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Other operating expense, net for the six months ended June 30, 2024 decreased by $0.9 million, or 73%, to $0.3 million as compared to $1.2 million for the corresponding period in 2023. Other operating expense, net in 2023 is comprised of an impairment recognized related to the retail store.

Components of Our Non-Operating Income (Expenses)

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(2,301)	$(791)	$1,510	191%
Other income (expense), net	—	(156)	(156)	(100)%
Total non-operating expenses	$(2,301)	$(947)	$1,354	143%

Interest expense for the three months ended June 30, 2024 increased $1.5 million, or 191%, to $2.3 million as compared to $0.8 million for the corresponding period in 2023. The increase was primarily attributable to the increase in average debt balance and higher interest rates under our new term loan facility. The increase in interest rate is a result of our refinancing in the third quarter of 2023, whereby we entered into a new $75.0 million senior credit facility and a $50.0 million term loan facility with interest rates of term Secured Overnight Financing Rate plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under our previous senior credit facility of Bloomberg Short-Term Bank Yield plus 2.00% to 2.25%, based on average excess availability of the borrowing base.

Other income (expense), net consists of miscellaneous income (expense) items such as bank fees and credit card rebates in 2023.
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(4,352)	$(1,114)	$3,238	291%
Other income (expense), net	—	117	117	(100)%
Total non-operating expenses	$(4,352)	$(997)	$3,355	337%

Interest expense for the six months ended June 30, 2024 increased $3.2 million, or 291%, to $4.4 million as compared to $1.1 million for the corresponding period in 2023. The increase was primarily attributable to the increase in average debt balance and higher interest rates under our new term loan facility. The increase in interest rate is a result of our refinancing in the third quarter of 2023, whereby we entered into a new $75.0 million senior credit facility and a $50.0 million term loan facility with interest rates of term Secured Overnight Financing Rate plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under our previous senior credit facility of Bloomberg Short-Term Bank Yield plus 2.00% to 2.25%, based on average excess availability of the borrowing base.

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

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of June 30, 2024, our cash and cash equivalents was $9.6 million, our working capital was $6.3 million, and under our credit facilities, we had $12.8 million of available borrowings, after the consideration of the $15.0 million reduction required before the Availability Block Release Date, the date on which we have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation for two consecutive fiscal quarters following August 10, 2023, and no defaults or events of default are then continuing. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. The are no defaults or events of default at this time. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

See Note 8, Long-Term Debt, to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$7,212	$(40,457)	$47,669	118%
Investing activities	$(3,977)	$(9,823)	$(5,846)	(60)%
Financing activities	$(7,191)	$31,072	$(38,263)	(123)%

Operating Activities

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $40.5 million for the corresponding period in 2023. The total increase of $47.7 million in net cash provided was primarily due to a net loss of $32.0 million improving to net income of $0.5 million for 2024 as well as a decrease in cash outflows for inventory and accrued liabilities. These changes were partially offset by decreases in cash inflows from accounts payable.

Investing Activities

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $9.8 million for the corresponding period in 2023. The $5.8 million decrease in net cash used was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.

Financing Activities

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $31.1 million for the corresponding period in 2023. The $38.3 million decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from issuance of long-term debt as we generate positive operating cash flow to fund our operations in the current year.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $11.7 million for the remainder of 2024; $26.1 million for 2025; and $30.0 million for 2026. See Note 14, Commitments and Contingencies to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of June 30, 2024 have been reported on the balance sheet as operating lease liabilities. As of June 30, 2024, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence in fiscal year 2024 and fiscal year 2025 with lease terms of 15 years. Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $41.1 million beyond twelve months through 2043.

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

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of June 30, 2024, we had $50.0 million outstanding on our Term Loan Facility and $19.4 million outstanding on our ABL Facility with available borrowings of $12.8 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2024. Based on that evaluation, including the controls and procedures described below in "Remediation of Material Weakness in Internal Control over Financial Reporting", our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Previously Disclosed Material Weakness

The Company disclosed in Item 9A. Controls and Procedures of Part II in our 2023 Form 10-K, that management concluded there was a material weakness in the review procedures related to disclosure of fixed asset activity in the statement of cash flows. In March 2024, the Company determined that the presentation of investing activities and operating activities in the consolidated statement of cash flows in the Quarterly Report on Form 10-Q issued for the quarter ended September 30, 2023 was incorrect as a result of two separate errors: (1) certain losses on the disposal of assets were improperly presented as a reduction to capital expenditures within investing activities, and (2) the method used to calculate the non-cash portion of capital expenditures that is removed from capital expenditures within investing activities was incorrect. The financial statement line items impacted within the operating activities were loss on sale of assets and accounts payable. There was no impact on the unaudited consolidated balance sheets, the consolidated statements of income, or the consolidated statements of stockholders’ equity (deficit) for the quarter ended September 30, 2023.

The Company restated the interim financial statements for the third quarter of 2023 in Note 19 to the Audited Financial Statements which is included in Part II of our 2023 Form 10-K.

Remediation of Material Weakness in Internal Control over Financial Reporting

As previously disclosed, management actively initiated our plan for remediation to address the material weakness identified in the first quarter of 2024. In response to the material weakness described above, management completed remediation activities including, but not limited to the following:

•Addition of resources to our accounting department which includes access to accounting research tools and full-time employees that improved our ability to perform reviews;
•More detailed review of the fixed asset activity to support the preparation of the statement of cash flows, which is performed by more experienced accounting personnel;
•Implementation of comprehensive fixed assets accounting software that interfaces with our ERP system.

As a result of the completion of our remediation plan to address this previously identified material weakness, management concluded that this material weakness has been remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, we completed the implementation of a comprehensive fixed assets accounting software. As part of this implementation, we assessed the impact to the control environment and modified internal controls where necessary.

Except for the software implementation discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K under the Securities Act of 1933, as amended.

Evan Hafer Compensation

On August 5, 2024, the Board approved an increase in the annual base salary of Mr. Hafer, from $1 to $300,000 effective as of August 5, 2024, in recognition of his continuing and significant contributions and efforts as the Company’s Founder and Executive Chairman of the Board. The remaining terms of his Letter Agreement with the Company, dated December 22, 2023, remain unchanged.

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
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Kadenacy
Stephen Kadenacy
August 7, 2024		Chief Financial Officer
(Principal Financial Officer)