Form 10-Q
period 2024-09-30
BRC Inc.
filed 2024-11-04
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 28, 2024, the registrant had (i) 77,269,532 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 135,473,335 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to effectively launch new products, including Black Rifle Energy™;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,336	$12,448
Restricted cash	315	1,465
Accounts receivable, net	28,884	25,207
Inventories, net	50,210	56,465
Prepaid expenses and other current assets	16,243	12,153
Total current assets	102,988	107,738
Property, plant and equipment, net	64,670	68,326
Operating lease, right-of-use asset	29,293	36,214
Identifiable intangibles, net	373	418
Other	36,340	23,080
Total assets	$233,664	$235,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,227	$33,564
Accrued liabilities	36,412	34,911
Deferred revenue and gift card liability	4,869	11,030
Current maturities of long-term debt	15,866	2,297
Current operating lease liability	2,195	2,249
Current maturities of finance lease obligations	19	58
Total current liabilities	90,588	84,109
Non-current liabilities:
Long-term debt, net	49,034	68,683
Finance lease obligations, net of current maturities	—	23
Operating lease liability	29,336	35,929
Other non-current liabilities	11,141	524
Total non-current liabilities	89,511	105,159
Total liabilities	180,099	189,268
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 77,265,412 and 65,637,806 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	6
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 135,473,335 and 146,484,989 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	14	15
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	135,453	133,728
Accumulated deficit	(120,947)	(120,478)
Total BRC Inc.'s stockholders' equity	14,528	13,271
Non-controlling interests	39,037	33,237
Total stockholders' equity	53,565	46,508
Total liabilities and stockholders' equity	$233,664	$235,776
See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$98,204	$100,536	$285,613	$275,974
Cost of goods sold	56,856	66,477	164,822	182,197
Gross profit	41,348	34,059	120,791	93,777
Operating expenses
Marketing and advertising	10,109	8,260	25,129	22,418
Salaries, wages and benefits	16,548	13,907	49,419	52,087
General and administrative	12,324	19,474	38,619	56,529
Other operating expense (income), net	1,261	(596)	1,584	734
Total operating expenses	40,242	41,045	114,751	131,768
Operating income (loss)	1,106	(6,986)	6,040	(37,991)

Non-operating expenses
Interest expense, net	(2,453)	(3,544)	(6,805)	(4,658)
Other (expense) income, net	—	(108)	—	138
Total non-operating expenses	(2,453)	(3,652)	(6,805)	(4,520)
Loss before income taxes	(1,347)	(10,638)	(765)	(42,511)
Income tax expense	50	56	151	169
Net loss	$(1,397)	$(10,694)	$(916)	$(42,680)
Less: Net loss attributable to non-controlling interest	(862)	(7,462)	(446)	(30,420)
Net loss attributable to BRC Inc.	$(535)	$(3,232)	$(470)	$(12,260)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(0.21)

Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	72,154,931	61,964,157	68,904,034	59,738,542

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2023	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	2,287	—	219	2,506
Common Unit redemption	742,583	(742,583)	—	—	—	—	299	—	(299)	—
Employee stock purchase plan	59,521	—	—	—	—	—	305	—	—	305
Net loss	—	—	—	—	—	—	—	(4,800)	(12,521)	(17,321)
Balance at March 31, 2023	58,463,378	153,156,442	—	$5	$16	$—	$132,399	$(108,533)	$57,539	$81,426
Equity-based compensation	—	—	—	—	—	—	2,324	—	219	2,543
Common Unit redemption	2,112,345	(2,112,345)	—	—	—	—	230	—	(230)	—
Vesting of stock awards, net of shares withheld for taxes	174,530	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,228)	(10,437)	(14,665)
Balance at June 30, 2023	60,750,253	151,044,097	—	$5	$16	$—	$134,953	$(112,761)	$47,091	$69,304
Equity-based compensation	—	—	—	—	—	—	1,496	—	(900)	596
Common Unit redemption	2,648,405	(2,648,405)	—	—	—	—	761	—	(761)	—
Employee stock purchase plan	97,523	—	—	—	—	—	368	—	—	368
Vesting of stock awards, net of shares withheld for taxes	145,815	—	—	—	—	—	(121)	—	—	(121)
Net loss	—	—	—	—	—	—	—	(3,232)	(7,462)	(10,694)
Balance at September 30, 2023	63,641,996	148,395,692	—	$5	$16	$—	$137,457	$(115,993)	$37,968	$59,453

See notes to unaudited consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536
Equity-based compensation	—	—	—	—	—	—	1,078	—	2,227	3,305
Common Unit redemption	2,511,602	(2,511,602)	—	—	—	—	4	—	(4)	—
Employee stock purchase plan	1,898	—	—	—	—	—	7	—	—	7
Vesting of stock awards, net of shares withheld for taxes	304,585	—	—	1	(1)	—	(333)	—	—	(333)
Proceeds from exercise of stock options, net of taxes	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(482)	(892)	(1,374)
Balance at June 30, 2024	69,955,628	142,568,263	—	$7	$14	$—	$135,288	$(120,412)	$37,257	$52,154
Equity-based compensation	—	—	—	—	—	—	938	—	1,667	2,605
Common Unit redemption	7,094,928	(7,094,928)	—	—	—	—	(975)	—	975	—
Employee stock purchase plan	78,287	—	—	—	—	—	260	—	—	260
Vesting of stock awards, net of shares withheld for taxes	136,569	—	—	1	—	—	(58)	—	—	(57)
Net loss	—	—	—	—	—	—	—	(535)	(862)	(1,397)
Balance at September 30, 2024	77,265,412	135,473,335	—	$8	$14	$—	$135,453	$(120,947)	$39,037	$53,565

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(916)	$(42,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,458	5,354
Equity-based compensation	7,862	5,645
Amortization of debt issuance costs	908	260
Loss on disposal of assets	1,236	3,622
Paid-in-kind interest	2,014	—
Other	30	252
Changes in operating assets and liabilities:
Accounts receivable, net	(3,960)	(2,284)
Inventories, net	(8,965)	(14,190)
Prepaid expenses and other assets	(2,289)	(7,374)
Accounts payable	(1,010)	12,629
Accrued liabilities	1,081	(3,285)
Deferred revenue and gift card liability	(6,161)	655
Operating lease liability	462	915
Other liabilities	11,395	122
Net cash provided by (used in) operating activities	9,145	(40,359)
Investing activities
Purchases of property, plant and equipment	(7,007)	(18,872)
Proceeds from sale of property and equipment	911	5,576
Net cash used in investing activities	(6,096)	(13,296)
Financing activities
Proceeds from issuance of long-term debt, net of discount	206,182	294,501
Debt issuance costs paid	(164)	(3,876)
Repayment of long-term debt	(214,751)	(267,381)
Financing lease obligations	(62)	(73)
Repayment of promissory note	(1,047)	(1,047)
Issuance of stock from the Employee Stock Purchase Plan	518	673
Proceeds from exercise of stock options	13	—
Net cash (used in) provided by financing activities	(9,311)	22,797
Net decrease in cash, cash equivalents and restricted cash	(6,262)	(30,858)
Cash and cash equivalents, beginning of period	12,448	38,990
Restricted cash, beginning of period	1,465	—
Cash and cash equivalents, end of period	$7,336	$6,667
Restricted cash, end of period	$315	$1,465

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2024	2023
Non-cash operating activities
(Derecognition) Recognition of right-of-use operating lease assets	$(5,363)	$15,913
Recognition of revenue for inventory exchanged for prepaid advertising	$15,220	$7,480

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$530	$3,349

Supplemental cash flow information
Cash paid for income taxes	$385	$665
Cash paid for interest	$5,372	$2,591

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification ("ASC") 606. Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:

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

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the unaudited consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy resulted in a reduction to the deferred revenue liability and an increase to revenue in our Direct to Consumer Channel of $5,686 for the nine months ended September 30, 2024 as a result of changes in the amount of loyalty points that BRCC estimates will be redeemed.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and nine months ended September 30, 2024 and 2023.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wholesale	$63,655	$61,527	$177,844	$151,534
Direct to Consumer	29,044	32,794	91,628	104,160
Outpost	5,505	6,215	16,141	20,280
Total net sales	$98,204	$100,536	$285,613	$275,974

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 29% and 28% of revenue for the three months ended September 30, 2024 and 2023, respectively. One wholesale customer and its affiliate represented 29% and 26% of revenue for the nine months ended September 30, 2024 and 2023, respectively.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $530 and $244 as of September 30, 2024 and December 31, 2023, respectively, and included in "Accounts receivable, net" on the unaudited consolidated balance sheets.

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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $636 and $496 as of September 30, 2024 and December 31, 2023, respectively.

Inventories, Net

Inventories are stated at the lower of cost, which approximates First In, First Out ("FIFO"), and net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories were $50,210 and $56,465 as of September 30, 2024 and December 31, 2023, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

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

Estimated useful lives are as follows:

Estimated Useful Lives
Land	—
Building and Leasehold improvements	5 - 39 years
Computer equipment and software	3 years
Machinery and equipment	5 - 15 years
Vehicles	5 years

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

Earnings per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net loss attributable to Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods with net losses is the same as the basic net loss per share. For more information, see Note 13, Net Loss per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which two customers accounted for 55% of total outstanding receivables as of September 30, 2024 and three customers accounted for 55% of total outstanding receivables as of December 31, 2023. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $6,685 and $6,826 as of September 30, 2024 and December 31, 2023, respectively. This includes $6,129 of prepaid advertising as of both September 30, 2024 and December 31, 2023, in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received. For more information, see Note 5, Other Assets.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2024, the Company had no Level 3 financial assets or liabilities.

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

3.Inventories, Net

Inventories consist of the following (dollars in thousands, unaudited):

	September 30,	December 31,
	2024	2023
Coffee:
Unroasted	$3,534	$4,248
Finished Goods	21,922	10,515
Ready-to-Drink (raw materials)	12,334	14,652
Ready-to-Drink (finished goods)	8,963	21,600
Apparel and other merchandise	3,457	5,450
Total inventories, net	$50,210	$56,465

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands, unaudited):

	September 30,	December 31,
	2024	2023
Building and leasehold improvements	$30,534	$29,098
Machinery and equipment	20,755	18,856
Computer equipment and software	16,602	6,847
Furniture and fixtures	2,914	2,856
Land	1,547	1,547
Vehicles	762	889
Construction in progress	12,313	21,602
Property, plant, and equipment, gross	85,427	81,695
Less: accumulated depreciation and amortization	(20,757)	(13,369)
Total property, plant and equipment, net	$64,670	$68,326

The total depreciation expense for internal use software was $1,285 and $3,288 for the three and nine months ended September 30, 2024, respectively and $440 and $971 for the three and nine months ended September 30, 2023, respectively.

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

During the third quarter of 2024, we agreed to exchange additional finished goods inventory for prepaid advertising for a stated contract price of $4,420. Using the standalone selling price of finished goods sold to wholesale customers, the contract value was reduced by approximately $539.

Revenue and corresponding prepaid advertising is recognized based on the standalone selling price as the products are delivered. As of September 30, 2024 and December 31, 2023, we recognized $42,352 and $28,901 of other assets on our consolidated balance sheet, respectively. Based upon the period over which we expect to use these advertising credits, we concluded that $6,129 were current as of both September 30, 2024 and December 31, 2023, and have been recorded as prepaid and other current assets on our consolidated balance sheets, and $36,223 and $22,772 were non-current and have been recorded as other assets on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 respectively. We recognized $3,316 and $15,220 of revenue for the three and nine months ended September 30, 2024, respectively, and we recognized $7,480 of revenue for both the three and nine months ended September 30, 2023, on our consolidated income statement related to shipments of inventory in exchange for prepaid advertising under these contracts.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands, unaudited):

	September 30,	December 31,
	2024	2023
Accrued compensation and benefits	$9,113	$6,881
Accrued inventory purchases	6,399	8,859
Accrued marketing	5,261	1,457
Accrued professional fees	2,884	2,240
Deferred purchase incentive	2,047	—
Accrued freight	1,589	4,616
Accrued interest	1,258	1,842
Accrued sales and other taxes	1,099	1,329
Credit card liabilities	867	186
Other accrued expenses	5,895	7,501
Total accrued liabilities	$36,412	$34,911

Deferred purchase incentive

During the second quarter of 2024, we entered into an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. As part of this agreement we received a purchase incentive of $9,500 to compensate for incremental transition costs. An amendment to this agreement was entered into during the third quarter of 2024 whereby an additional purchase incentive of $4,000 was received. This purchase incentive will be recognized as a reduction of cost of sales based on units sold over five years. Recognition of this fee commenced during the third quarter of 2024 based upon the terms of the related agreement (as amended). $2,047 of the deferred purchase incentive is classified as current at September 30, 2024 based upon the amount expected to be recognized in the next twelve months, while $10,737 is classified as long-term and is recorded in other non-current liabilities on our consolidated balance sheet at September 30, 2024.

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$5,592	$10,075	$11,030	$9,505
Sales of gift cards	105	194	556	755
Redemption of gift cards	(106)	(194)	(598)	(683)
Increase from deferral of revenue	1,904	2,843	1,904	2,843
Decrease from revenue recognition	(2,058)	(2,847)	(2,832)	(3,560)
Loyalty Program points earned	423	1,070	1,750	2,634
Loyalty Program points redeemed/expired	(991)	(981)	(6,941)	(1,334)
Balance at end of period	$4,869	$10,160	$4,869	$10,160

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands, unaudited):

	September 30,	December 31,
	2024	2023
Term Loan Facility	$49,375	$50,000
ABL Facility	18,796	23,947
Notes payable	1,446	2,493
Total principal	69,617	76,440
Less debt issuance costs and original issue discount ("OID")	(4,717)	(5,460)
Long-term debt, net	$64,900	$70,980

Current maturities:
Current maturities of long-term debt	$15,866	$2,297
Long-term debt:
Non-current principal	$53,751	$74,143
Less non-current portion of debt issuance costs and OID	(4,717)	(5,460)
Long-term debt, net	$49,034	$68,683

Future contractual maturities of credit facilities (not including debt issuance costs) as of September 30, 2024 are as follows (dollars in thousands, unaudited):

Remainder of 2024	$12,319
2025	4,797
2026	6,025
2027	6,250
2028	40,226
Total	$69,617

ABL Facility and Term Loan Facility

On August 10, 2023 (the “Closing Date”), Authentic Brands and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at September 30, 2024) (the “ABL Facility”), and a Credit Agreement (the “Term Loan Credit Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”) with Whitehawk Capital Partners LP, as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders thereunder provided the Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $50,000 (the “Term Loan”) and a bridge loan in the amount of $6,000 (the “Bridge Loan” and together with the Term Loan, the “Term Loan Facility”).

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

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $15,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation for two consecutive fiscal quarters following the Closing Date and no defaults or events of default are then continuing (the date such condition is satisfied, the “Availability Block Release Date”). PNC may also reduce the amount available for advances upon certain findings or if PNC determines, in good faith and in the exercise of reasonable business judgment, that such reductions are necessary for other purposes. Our available borrowing under the ABL Credit Facility at September 30, 2024 was approximately $9,438, after consideration of the $15,000 reduction required before the Availability Block Release Date. During the first quarter of 2024, our available borrowings fell below $15,000 which resulted in cash dominion under the terms of the ABL Credit Agreement whereby certain proceeds must now be collected into a separate account which are subsequently applied against our ABL borrowings until such time as our available borrowings are $15,000 or the occurrence of the Availability Block Release Date, whichever is first.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of September 30, 2024, the total outstanding balance on these notes payable is $646.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of September 30, 2024, the outstanding balance on the notes payable is $800.

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

Holders of the Class A Common Stock and the Class B Common Stock are each entitled to one vote per share, and holders of the Class C Common Stock do not have any voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of our Class A Common Stock are entitled to receive dividends and other distributions as may from time to time be declared by the our board of directors at its discretion out of legally available Company assets, ratably in proportion to the number of shares held by each such holder, and at such times and in such amounts as the board of directors in its discretion may determine. No dividends or other distributions will be declared or paid on the Class B Common Stock or the Class C Common Stock.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of September 30, 2024, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 36.0% and 64.0%, respectively.

10.Equity-Based Compensation

Incentive Units

Authentic Brands' maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of September 30, 2024, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The board of directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the board of directors.

The following table summarizes the changes in the number of Incentive Units for the nine months ended September 30, 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at September 30, 2024	8,472	$213.79
Vested at September 30, 2024	7,125	$213.50

As of September 30, 2024, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized over a weighted average period of approximately one year was $200.

In connection with the Business Combination, the Company adopted the 2022 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the 2018 Equity Incentive Plan, and the 2022 Employee Stock Purchase Plan (the "ESPP") (see disclosed below).

Stock Options

The Company grants stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options is based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

Nine Months Ended September 30, 2024
Weighted average grant date fair value	$2.21
Expected dividend	—
Expected volatility	66%
Risk-free interest rate	4.32%
Options term (in years)	4.5

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

The following table summarizes information about stock options activities for the nine months ended September 30, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,663,464	3.94
Forfeited	(511,308)	6.20
Exercised	(2,546)	5.05
Outstanding at September 30, 2024	5,562,950	$4.50
Vested at September 30, 2024	988,488	$5.22

As of September 30, 2024, total unrecognized equity compensation expense related to stock options to be recognized over a weighted average period of approximately two years was $8,799.

Restricted Stock Units

The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,664,761	4.05
Forfeited	(392,844)	5.29
Vested	(591,699)	6.15
Nonvested at September 30, 2024	2,365,173	$4.54

As of September 30, 2024, total unrecognized equity compensation expense related to RSUs to be recognized over a weighted average period of approximately two years was $8,515.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of September 30, 2024. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

As of September 30, 2024, total unrecognized equity-based compensation expense related to PSUs to be recognized over a weighted average period of approximately three years was $1,180.

Employee Stock Purchase Plan

In September 2022, the Company began offering shares of its Class A Common Stock under its ESPP adopted in connection with the Business Combination, whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.

On September 8, 2024, the Company issued 78,287 shares for a total of $260 under the March 9, 2024 ESPP period, which covered the period between March 9, 2024 and September 8, 2024.

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $227 and $844 for the three and nine months ended September 30, 2024, respectively, and $150 and $661 for the three and nine months ended September 30, 2023, respectively.

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

Our effective tax rate for the period ended September 30, 2024 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our deferred tax assets ("DTAs"). Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

13.Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A Common Stock by the weighted-average shares of Class A Common Stock outstanding without consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net loss attributable to Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,397)	$(10,694)	$(916)	$(42,680)
Less: Net loss attributable to non-controlling interests	(862)	(7,462)	(446)	(30,420)
Net loss attributable to Class A Common Stock - basic and diluted	$(535)	$(3,232)	$(470)	$(12,260)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	72,154,931	61,964,157	68,904,034	59,738,542

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(0.21)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	5,562,950	3,614,136	5,562,950	3,614,136
Common Units	135,473,335	148,395,692	135,473,335	148,395,692
RSUs	2,365,173	2,008,225	2,365,173	2,008,225
PSUs	8,462,412	8,462,412	8,462,412	8,462,412
Incentive Units	1,187,537	9,210	1,187,537	9,210
Employee Stock Purchase	78,287	98,710	78,287	98,710
Total units excluded from computation of diluted net loss per share	153,129,694	162,588,385	153,129,694	162,588,385

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $10,638 and $32,400 for the three and nine months ended September 30, 2024, respectively, and $12,253 and $75,116 for the three and nine months ended September 30, 2023, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of September 30, 2024 (dollars in thousands, unaudited):

Remainder of 2024	$5,701
2025	26,058
2026	30,018
2027	32,427
2028	15,141
Thereafter	14,934
Total	$124,279

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of both September 30, 2024 and December 31, 2023, which is included in accrued liabilities on the unaudited consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment seeks $10,500 in compensatory damages, plus prejudgment interest, attorneys' fees, and other reasonable costs and disbursements. The hearing on the respective motions for summary judgment was completed on October 23, 2024. A decision has yet to be rendered. The case is currently not set for trial. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. These motions are currently pending. On October 3, 2024, SEI and the Company held a mediation. No agreement was reached. The Company believes that it has meritorious defenses to the claims asserted against it and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. $400 has been included in accrued liabilities related to this matter.

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

On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On October 22, 2024, a hearing was held on this motion. A decision has yet to be rendered. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. $2,700 has been included in accrued liabilities related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

Overview

Black Rifle Coffee Company is a rapidly growing Veteran-led premium coffee and media company that operates through three channels: Wholesale, Direct to Consumer ("DTC"), and our Outpost Retail Stores. Our business started with a loyal and quickly expanding community of consumers through our DTC channel, which benefits from approximately 194,000 subscribers as of September 30, 2024. We have experienced recent declines in this channel as our points of distribution have expanded in other channels and consumers find the brand where they shop. Focused growth in our Wholesale channel continues as we have expanded into grocery stores, club stores, specialty stores, and other intermediaries. Our Outpost channel experienced growth through 2023 during the initial rollout of our Outpost retail stores; however, we anticipate limited growth in this channel in 2024 as we evaluate our strategy for retail stores, and we expect to recommence investment in this channel in future years.

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

Revenue decreased to $98.2 million for the three months ended September 30, 2024 compared to $100.5 million for the three months ended September 30, 2023, representing a decrease of 2% compared to prior year, driven primarily by a $3.8 million decrease in our DTC channel and a $0.7 million decrease in our Outpost channel partially offset by a $2.1 million increase in Wholesale revenues. Revenue increased to $285.6 million for the nine months ended September 30, 2024 as compared to $276.0 million for the nine months ended September 30, 2023, representing growth of 3%, compared to the prior year driven by a $26.3 million increase in Wholesale revenues, partially offset by declines of $12.5 million and $4.1 million in our DTC and Outpost channels, respectively.

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

Our Ability to Expand Our Product Line

Our goal is to continue to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. We realized All Commodities Volume ("ACV") of 47% at September 30, 2024. Moving forward, we believe that it is important to our business that we continue innovating with new products and flavors.

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

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the unaudited consolidated financial statements for three and nine months ended September 30, 2024 and 2023. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$98,204	$100,536	$285,613	$275,974
Cost of goods sold	56,856	66,477	164,822	182,197
Gross profit	41,348	34,059	120,791	93,777
Operating expenses
Marketing and advertising	10,109	8,260	25,129	22,418
Salaries, wages and benefits	16,548	13,907	49,419	52,087
General and administrative	12,324	19,474	38,619	56,529
Other operating expense (income), net	1,261	(596)	1,584	734
Total operating expenses	40,242	41,045	114,751	131,768
Operating income (loss)	1,106	(6,986)	6,040	(37,991)

Non-operating expenses
Interest expense, net	(2,453)	(3,544)	(6,805)	(4,658)
Other (expense) income, net	—	(108)	—	138
Total non-operating expenses	(2,453)	(3,652)	(6,805)	(4,520)
Loss before income taxes	(1,347)	(10,638)	(765)	(42,511)
Income tax expense	50	56	151	169
Net loss	$(1,397)	$(10,694)	$(916)	$(42,680)

Components of Our Operating Income (Loss)

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

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue, net	$98,204	$100,536	$(2,332)	(2)%
Cost of goods sold	56,856	66,477	(9,621)	(14)%
Gross profit	$41,348	$34,059	$7,289	21%
Gross margin(1)	42%	34%
Total operating expenses	$40,242	$41,045	$(803)	(2)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Net revenue for the three months ended September 30, 2024 decreased $2.3 million, or 2%, to $98.2 million as compared to $100.5 million for the corresponding period in 2023.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Wholesale	$63,655	$61,527	$2,128	3%
Direct to Consumer	29,044	32,794	(3,750)	(11)%
Outpost	5,505	6,215	(710)	(11)%
Total net sales	$98,204	$100,536	$(2,332)	(2)%

Net revenue for our Wholesale channel for the three months ended September 30, 2024, increased $2.1 million, or 3%, to $63.7 million as compared to $61.5 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by growth in distribution of packaged coffee in the FDM market along with increased sales in our RTD product line, partially offset by a $4.2 million decrease related to barter transactions whereby we exchanged finished goods inventory for prepaid advertising credits and decreases in some declining categories impacting select retailers.

Net revenue for our DTC channel for the three months ended September 30, 2024 decreased $3.8 million, or 11%, to $29.0 million as compared to $32.8 million for the corresponding period in 2023, primarily due to lower customer acquisition due to declines in the overall DTC market, a strategic shift in advertising spend to other areas with higher returns, and an increase in points of distribution in the Wholesale channel, that provides increased brick and mortar availability for the Black Rifle Coffee consumer.

Net revenue for our Outpost channel for the three months ended September 30, 2024, decreased $0.7 million, or 11%, to $5.5 million as compared to $6.2 million for the corresponding period in 2023. Revenue decreased primarily due to lower transaction volumes due to lower Retail traffic.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2024 decreased $9.6 million, or 14%, to $56.9 million as compared to $66.5 million for the corresponding period in 2023. Gross margin increased to 42% for the three months ended September 30, 2024 as compared to 34% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift driven by an increase in the higher margin FDM market, productivity improvements in our RTD products, lower warehousing costs, and favorable changes in inventory reserves.

Operating expenses

Total operating expenses for the three months ended September 30, 2024 decreased $0.8 million, or 2%, to $40.2 million as compared to $41.0 million for the corresponding period in 2023.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Marketing and advertising	$10,109	$8,260	$1,849	22%
Salaries, wages and benefits	16,548	13,907	2,641	19%
General and administrative	12,324	19,474	(7,150)	(37)%
Other operating expense (income), net	1,261	(596)	1,857	N/A
Total operating expenses	$40,242	$41,045	$(803)	(2)%

Marketing and advertising expenses for the three months ended September 30, 2024 increased $1.8 million, or 22%, to $10.1 million as compared to $8.3 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with UFC, higher advertising spend, incremental shopper marketing, and an increase in trade promotions.

Salaries, wages and benefits expenses for the three months ended September 30, 2024 increased $2.6 million, or 19%, to $16.5 million as compared to $13.9 million for the corresponding period in 2023. This increase was related to a reduction in incentive compensation in the third quarter of 2023.

General and administrative expenses for the three months ended September 30, 2024 decreased $7.2 million, or 37%, to $12.3 million as compared to $19.5 million for the corresponding period in 2023. This decrease was due to reductions in our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Other operating expense, net for the three months ended September 30, 2024 was $1.3 million as compared to other operating income, net, of $0.6 million for the corresponding period in 2023. Other operating income, net in 2023 related to a gain on assets held for sale offset by loss on disposal of equipment while the 2024 operating expense was primarily comprised of costs incurred related to site termination costs.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue, net	$285,613	$275,974	$9,639	3%
Cost of goods sold	164,822	182,197	(17,375)	(10)%
Gross profit	$120,791	$93,777	$27,014	29%
Gross margin(1)	42%	34%
Total operating expenses	$114,751	$131,768	$(17,017)	(13)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the nine months ended September 30, 2024 increased $9.6 million, or 3%, to $285.6 million as compared to $276.0 million for the corresponding period in 2023.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Wholesale	$177,844	$151,534	$26,310	17%
Direct to Consumer	91,628	104,160	(12,532)	(12)%
Outpost	16,141	20,280	(4,139)	(20)%
Total net sales	$285,613	$275,974	$9,639	3%

Net revenue for our Wholesale channel for the nine months ended September 30, 2024, increased $26.3 million, or 17%, to $177.8 million as compared to $151.5 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by continued growth of packaged coffee in the FDM market. In addition, we had a net $7.7 million increase in revenue recognized related to a barter transaction whereby we exchanged finished goods inventory for prepaid advertising credits.

Net revenue for our DTC channel for the nine months ended September 30, 2024 decreased $12.5 million, or 12%, to $91.6 million as compared to $104.2 million for the corresponding period in 2023, primarily due to lower customer acquisition due to declines in the overall DTC market, a strategic shift in advertising spend to other areas with higher returns, and an increase in points of distribution in the Wholesale channel, that provides increased brick and mortar availability for the Black Rifle Coffee consumer. This decrease was partially offset by an increase of $5.7 million as a result of the decrease in the accrual for loyalty rewards points as a result of BRCC's change in policy around expiration of points in the first quarter of 2024.

Net revenue for our Outpost channel for the nine months ended September 30, 2024, decreased $4.1 million, or 20%, to $16.1 million as compared to $20.3 million for the corresponding period in 2023. Revenue decreased primarily due to lower transaction volumes across all stores in the first half of 2024 compared to the corresponding period in 2023, due to lower Retail traffic.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2024 decreased $17.4 million, or 10%, to $164.8 million as compared to $182.2 million as compared to the corresponding period in 2023. Gross margin increased to 42% for the nine months ended September 30, 2024 as compared to 34% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift driven by an increase in the higher margin FDM market, productivity improvements in our RTD products, and lower warehousing costs.

Operating expenses

Total operating expenses for the nine months ended September 30, 2024 decreased $17.0 million, or 13%, to $114.8 million as compared to $131.8 million for the corresponding period in 2023.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Marketing and advertising	$25,129	$22,418	$2,711	12%
Salaries, wages and benefits	49,419	52,087	(2,668)	(5)%
General and administrative	38,619	56,529	(17,910)	(32)%
Other operating expense (income), net	1,584	734	850	116%
Total operating expenses	$114,751	$131,768	$(17,017)	(13)%

Marketing and advertising expenses for the nine months ended September 30, 2024 increased $2.7 million, or 12%, to $25.1 million as compared to $22.4 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with UFC, higher advertising spend, incremental shopper marketing, and an increase in trade promotions.

Salaries, wages and benefits expenses for the nine months ended September 30, 2024 decreased $2.7 million, or 5%, to $49.4 million as compared to $52.1 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was primarily due to lower compensation costs driven by reductions in headcount during 2023 for which we realized the full benefit in 2024.

General and administrative expenses for the nine months ended September 30, 2024 decreased $17.9 million, or 32%, to $38.6 million as compared to $56.5 million for the corresponding period in 2023. This decrease, as part of our cost savings initiative, was due to reductions in our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Other operating expense, net for the nine months ended September 30, 2024 increased $0.9 million, or 116%, to $1.6 million as compared to $0.7 million for the corresponding period in 2023. This increase was related to site termination costs in the current year exceeding the impairment loss recognized in 2023.

Components of Our Non-Operating Expenses

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(2,453)	$(3,544)	$(1,091)	(31)%
Other expense, net	—	(108)	(108)	(100)%
Total non-operating expenses	$(2,453)	$(3,652)	$(1,199)	(33)%

Interest expense, net for the three months ended September 30, 2024 decreased $1.1 million, or 31%, to $2.5 million as compared to $3.5 million for the corresponding period in 2023. The decrease was primarily attributable to interest on a bridge loan as well as a loss on extinguishment of debt both incurred in the third quarter of 2023 in connection with the refinancing whereby we entered into a new $75.0 million senior credit facility, a $50.0 million term loan facility, and a $6.0 million bridge loan. The bridge loan was repaid during 2023. These decreases were partially offset by an increase in interest expense as a result of increases in average debt balance and higher interest rates under the new senior credit facility and term loan facility which bear interest at the term SOFR plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under the previous senior credit facility of Bloomberg Short-Term Bank Yield plus 2.00% to 2.25%, based on average excess availability of the borrowing base.

Other expense, net consisted of miscellaneous income (expense) items such as bank fees and credit card rebates in 2023.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following table summarizes non-operating income (expenses) for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(6,805)	$(4,658)	$2,147	46%
Other income, net	—	138	138	(100)%
Total non-operating expenses	$(6,805)	$(4,520)	$2,285	51%

Interest expense, net for the nine months ended September 30, 2024 increased $2.1 million, or 46%, to $6.8 million as compared to $4.7 million for the corresponding period in 2023. The increase was primarily attributable to the increase in average debt balance and higher interest rates under our new term loan facility. The increase in interest rate is a result of our refinancing in the third quarter of 2023, whereby we entered into a new $75.0 million senior credit facility and a $50.0 million term loan facility with interest rates of term SOFR plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This is compared to the interest rate under our previous senior credit facility of Bloomberg Short-Term Bank Yield plus 2.00% to 2.25%, based on average excess availability of the borrowing base.

Other income, net consisted of miscellaneous income (expense) items such as bank fees and credit card rebates in 2023.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of September 30, 2024, our cash and cash equivalents was $7.3 million, our working capital was $12.4 million, and under our credit facilities, we had $9.4 million of available borrowings, after the consideration of the $15.0 million reduction required before the Availability Block Release Date, the date on which we have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation for two consecutive fiscal quarters following August 10, 2023, and no defaults or events of default are then continuing. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. There are no defaults or events of default at this time. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

See Note 8, Long-Term Debt, to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$9,145	$(40,359)	$49,504	123%
Investing activities	$(6,096)	$(13,296)	$(7,200)	(54)%
Financing activities	$(9,311)	$22,797	$(32,108)	(141)%

Operating Activities

Net cash provided by operating activities was $9.1 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $40.4 million for the corresponding period in 2023. The total increase of $49.5 million in net cash provided was primarily due to a net loss of $42.7 million improving to net loss of $0.9 million for 2024.

Investing Activities

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $13.3 million for the corresponding period in 2023. The $7.2 million decrease in net cash used was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.

Financing Activities

Net cash used in financing activities was $9.3 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $22.8 million for the corresponding period in 2023. The $32.1 million decrease in net cash provided by financing activities was primarily due to a decrease in proceeds from issuance of long-term debt net of debt issuance costs of $84.6 million, partially offset by a decrease in repayments of long-term debt of $52.6 million.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $5.7 million for the remainder of 2024; $26.1 million for 2025; and $30.0 million for 2026. See Note 14, Commitments and Contingencies to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of September 30, 2024 have been reported on the balance sheet as operating lease liabilities. As of September 30, 2024, we have entered into operating leases that have not yet commenced which primarily relate to real estate leases. These leases will commence in fiscal year 2024 and fiscal year 2025 with lease terms of 15 years. Payments on leases are expected to be approximately $3.6 million in the next twelve months, and approximately $37.9 million beyond twelve months through 2043.

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

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a base rate plus 7.50% or (ii) term SOFR plus 8.50%. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 1.50% to 2.00% or (ii) term SOFR plus a margin ranging from 2.60% to 3.10%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2024, we had $49.4 million outstanding on our Term Loan Facility and $18.8 million outstanding on our ABL Facility with available borrowings of $9.4 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, we completed the implementation of a procure to payment system. As part of this implementation, we assessed the impact to the control environment and modified internal controls where necessary.

Except for the procure to payment system implementation discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

On September 16, 2024, Steven Taslitz, a director of the Company, solely in his capacity as Trustee of a trust, adopted a "Rule 10b5-1 trading arrangement", as defined in Item 408(a) of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"). The trading plan will be effective until January 15, 2026 to sell an aggregate of up to 337,241 shares of Class A Common Stock issuable upon exchange of an equivalent number of common units of Authentic Brands LLC (and forfeiture of an equivalent number of shares of Class B Common Stock) during the plan period.

Other than as disclosed above, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Securities Act, during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 2, 2024 with the SEC).

3.3
Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed on August 16, 2024 with the SEC).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Kadenacy
Stephen Kadenacy
November 4, 2024		Chief Financial Officer
(Principal Financial Officer)