Form 10-K
period 2024-12-31
BRC Inc.
filed 2025-03-03
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value as of June 30, 2024, of the registrant’s common stock held by non-affiliates based on the reported closing price on the New York Stock Exchange on such date was $336,540,022.
As of February 26, 2025, the registrant had (i) 78,506,525 shares of Class A Common Stock, and (ii) 134,536,464 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to BRC Inc.’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding the Company’s intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, the markets in which the Company operates as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on current market material available as of the date of this Annual Report and management’s expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

•Competition and our ability to grow, manage sustainable expansion, and retain key employees;

•Failure to compete effectively with other producers, distributors and retailers of coffee and energy drinks;

•Our limited operating history, which may hinder the successful execution of strategic initiatives and make it difficult to assess future risks and challenges;

•Challenges in managing rapid growth, inventory needs, and relationships with key business partners;

•Inability to raise additional capital necessary for business development;

•Failure to achieve or sustain long-term profitability;

•Inability to effectively manage debt obligations;

•Failure to maximize the value of assets received through bartering transactions;

•Negative publicity affecting our brand, reputation, or that of key employees;

•Failure to uphold our position as a supportive member of the Veteran and military communities, or other factors negatively affecting brand perception;

•Inability to establish and maintain strong brand recognition through intellectual property or other means;

•Shifts in consumer spending, lack of interest in new products or changes in brand perception upon evolving consumer preferences and tastes;

•Unsuccessful marketing campaigns that incur costs without attracting new customers or realizing higher revenue;

•Failure to attract new customers or retain existing customers;

•Risks associated with reliance on social media platforms, including dependence on third-party platforms for marketing and engagement;

•Declining performance of the Direct-to-Consumer (“DTC”) revenue channel;

•Inability to effectively manage or scale distribution through Wholesale business partners, particularly key Wholesale partners;

•Failure to manage supply chain operations effectively, including inaccurate forecasting of raw material and co-manufacturing requirements;

•Loss of one or more co-manufacturers or production delays, quality issues, or labor-related disruptions affecting manufacturing output;

•Supply chain disruptions or failures by third-party suppliers to deliver coffee, store supplies, ready-to-drink (“RTD”) beverage ingredients, or merchandise, including disruptions caused by external factors;

•Ongoing risks related to supply chain volatility and reliability, including political and climate risks;

•Fluctuations in the market for high-quality coffee beans and other key commodities;

•Unpredictable changes in the cost and availability of real estate, labor, raw materials, equipment, transportation, or shipping;

•Failure to successfully open new Outpost Retail Stores (“Outposts”), including permitting delays, development challenges, or underperformance of existing locations;

•Risks related to long-term, non-cancelable lease obligations and other real estate-related concerns;

•Inability of franchise partners to successfully operate and manage their franchise locations;

•Failure to maintain high-quality customer experiences for retail partners and end users, including production defects or issues caused by co-manufacturers that negatively impact product quality and brand reputation;

•Failure to comply with food safety regulations or maintain product quality standards;

•Difficulties in successfully expanding into new domestic and international markets;

•Failure to comply with federal, state, and local laws and regulations, or inability to prevail in civil litigation matters;

•Risks related to potential unionization of employees;

•Failure to protect against cybersecurity threats, software vulnerabilities, or hardware security risks; and

•Other risks and uncertainties indicated in this Annual Report, including those set forth in Part I, Item 1A, Risk Factors.

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
•The loss of one or more of our primary Wholesale partners, a significant adverse change in a Wholesale partner’s financial position, or an adverse change in our relationships with our Wholesale partners could negatively impact our net sales and profitability.
•We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.
•Our current operations are highly dependent on the financial performance of our DTC and Wholesale channels, and reliance on third party logistics, as well as other risks could negatively impact our business.
•Our business relies on co-manufacturers and third party suppliers to supply our products, and the loss of any of our co-manufacturers, our failure to identify new co-manufacturers, or our inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
•Interruption of our supply chain of coffee, store supplies, RTD beverage ingredients, or merchandise could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
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
•We may not be able to compete successfully with other producers and retailers of coffee and energy drinks.
Intense competition in our markets could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
•Our long-term growth strategy depends in part on opening and operating new Outposts in existing and new markets. We may be unsuccessful in opening or profitably operating new Outposts or establishing new markets, which could adversely affect our growth.
•Failure to effectively manage growth could harm our business and operating results.
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
•We are subject to risks associated with long-term, non-cancelable lease agreements and, where applicable, risks related to owning real estate.
•If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
•Authentic Brands’ debt obligations could impair our financial condition and negatively impact our business. We may be unable to generate sufficient cash flow to meet these obligations.
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

Risks Related to Regulation, Litigation, and Taxation
•Litigation or legal proceedings could expose us to significant liabilities and negatively impact our reputation or business.
•We are subject to numerous federal, state, and local laws with which compliance is both costly and complex.
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

Risks Related to Our Corporate Structure
•The Tax Receivable Agreement (the “TRA”) with the Unitholders of Authentic Brands, LLC (“Authentic Brands”) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make could be substantial.
•We are a public benefit corporation, and our focus on our public benefit company purpose (“PBC Purpose”) may negatively impact our financial performance.
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
•Delaware law, the Charter and the Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
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
•We are a “controlled company” within the meaning of New York Stock Exchange (the “NYSE”) rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Part I
Item 1. Business

When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

Company Overview

Black Rifle Coffee Company is a Veteran-founded and led premium coffee, energy drink, and media company operating through three primary channels: Wholesale, DTC, and Outposts. Founded in 2014 by U.S. Army Veteran Evan Hafer, Black Rifle Coffee began with a one-pound coffee roaster in a garage, where Hafer personally roasted, packaged, and shipped coffee directly to consumers. Today, the Company has grown into a widely recognized and nationally distributed brand steadfast in its commitment to supporting active-duty military, Veterans, first responders, and all who love America.

Black Rifle Coffee operates out of offices in Salt Lake City, Utah; San Antonio, Texas; and Nashville, Tennessee, with a manufacturing facility in Manchester, Tennessee. Our product offerings have expanded beyond roast coffee to include single-serve coffee, RTD coffee, and, as of late 2024, Black Rifle Energy, a ready-to-drink energy beverage. Additionally, we offer Black Rifle branded apparel, coffee brewing equipment, and outdoor and lifestyle gear that our customers proudly wear and use to showcase their connection to our brand.

Our Mission and Community

Our mission at Black Rifle Coffee Company is to serve premium coffee beverages and content to active-duty military, Veterans, first responders, and all who love America. Founded and led by combat Veterans of the Global War on Terror, we are a mission-driven company committed to delivering quality products while giving back to the communities we serve. This dedication is reflected in our direct hiring practices, charitable donations, and storytelling through our media channels.

As a public benefit corporation, Black Rifle Coffee Company balances profitability with purpose. Our public benefit purpose is to support the underserved active military, Veteran, and first-responder communities. We achieve this through objectives such as:

•Creating meaningful post-service career opportunities for Veterans, first responders, and their families.
•Supporting charities focused on mental health and other critical needs within these communities.
•Inspiring Veterans to pursue entrepreneurship through targeted programs and donations.
•Providing quality products and media that resonate with these audiences.

A significant factor in our success is the work ethic and discipline of our Veteran employees. We are committed to hiring Veterans and military spouses, supporting their transition from military service to private industry. This dedication fosters a strong, cohesive culture at Black Rifle Coffee Company, and we aim for half of our new hires to be Veterans and military spouses.

Our corporate giving is strengthened through direct donations to charities aligned with our public benefit purpose and through The BRCC Fund, our 501(c)(3) nonprofit organization. The fund focuses on Veteran-related causes, enabling us to provide direct support to individuals, charities, and organizations aligned with our mission to serve those who serve.

Our Business

We are a digitally native brand with an established omnichannel business model, operating through one reportable segment that comprises three primary channels: DTC, Wholesale, and Outposts. Each channel plays a vital role in reaching our customers, building our community, and growing our brand.

Our DTC platform has been the foundation of our business since the inception of the company and launch of www.blackriflecoffee.com. This channel enabled us to quickly establish ourselves as a recognizable beverage brand in the United States. This channel allows us to engage directly with our customers and gain valuable insight into their preferences. The DTC channel includes our subscription-based Coffee Club, through which customers can receive ground, whole bean, single-serve coffee, or apparel delivered to their home or office on a customizable schedule. As of December 31, 2024, the Coffee Club served approximately 190,400 active subscribers. In 2024, DTC sales totaled $123.8 million, compared to $143.2 million in 2023, reflecting a 14% decline as consumer purchasing behavior shifted toward retail channels and resources were reallocated to growing the Wholesale channel.

In our Wholesale channel, we sell packaged coffee and our RTD beverages through leading Food, Drug, and Mass (“FDM”) retailers such as Walmart, Sam’s Club, regional and national grocery chains, and convenience stores, such as 7-Eleven, Casey’s General Store, and Circle K. Additionally, our coffee, apparel, and gear are sold through specialty retailers like Bass Pro Shops, Scheels, and Ace Hardware. In 2024, the Wholesale channel generated $245.0 million in sales, compared to $225.1 million in 2023. We have prioritized growth in this channel by expanding distribution in grocery stores, club stores, convenience stores, and specialty retailers, positioning the Wholesale channel as a key driver of future revenue.

Our Outposts offer a reimagined coffee shop experience, featuring freshly brewed coffee, Black Rifle Coffee merchandise, and a welcoming environment for community connection. Since opening the first Outpost in San Antonio, Texas, in 2020, we have expanded to operate eighteen company-owned Outposts and nineteen franchised locations across ten states, including Texas, Utah, and Tennessee. In 2024, Outpost sales totaled $22.7 million, a decline from $27.3 million in 2023. While new unit growth in this channel is currently limited, we plan to resume investments in Outposts in the coming years as we refine our strategy and continue prioritizing capital allocation toward growth in the Wholesale channel.

We create dynamic, cause-driven media content designed to strengthen our connection with the Black Rifle Coffee community. Guided by a three-pronged strategy—Inform, Inspire, and Entertain—we educate our audience on the craft of coffee, sharing insights into our meticulous roasting processes and premium products. Through compelling storytelling, we highlight the experiences of Veterans, first responders, and everyday heroes who embody our mission. At the same time, we captivate and entertain with humor, creativity, and engaging formats that resonate deeply with our loyal and passionate customer base. This comprehensive approach reflects our core values while fostering lasting brand loyalty and recognition.

In addition to media content, we continue to grow through strategic partnerships and collaborations that amplify our brand and extend our reach. These initiatives include partnerships with social media influencers and high-profile sports organizations to connect with new and existing audiences. For instance, in July 2022, we announced a partnership with the Dallas Cowboys, featuring product placement at AT&T Stadium. In February 2024, we entered into a three-year marketing partnership with the UFC, further elevating our presence in the sports and entertainment landscape.

These partnerships, combined with our distinctive media strategy, help us build strong connections with our customers, drive brand loyalty, and ensure Black Rifle Coffee stands out in a competitive market.

Product Supply

The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua. We also source green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. Our licensed, Coffee Quality Institute-certified grader and former Green Beret leads cupping, grading, scoring, and sourcing of our coffees.

We rely on co-manufacturers to support a portion of our production capacity for roast coffee and exclusively utilize co-manufacturers for the production of our RTD product lines. These partnerships allow us to efficiently scale production to meet consumer demand while maintaining the quality standards our customers expect.

Competition

We operate in a highly competitive environment across all our product categories, with competition driven by factors such as price, flavor, packaging, innovation, variety, shelf space, channel distribution, and marketing and promotional strategies. Our competitors include large international food and beverage companies like Nestlé, Starbucks, Monster, and Pepsi, as well as private-label brands and smaller high-growth food and beverage companies. Many of these competitors possess substantially greater financial, marketing, and distribution resources than we do.

Despite these challenges, we are uniquely positioned to compete in the U.S. coffee market and the U.S. energy drink market. Our differentiation lies in superior product offerings, a powerful media platform, a mission-driven lifestyle brand, a loyal and engaged customer base, and a scalable omnichannel strategy supported by a large subscriber base. Beyond coffee and Black Rifle Energy, our highly engaged customers consistently purchase branded merchandise, proudly wear Black Rifle Coffee apparel, display decals and banners, and actively recommend our brand through social media and by word-of-mouth. This emotional connection and advocacy drive our growth and open opportunities to expand our product portfolio.

Competition in the coffee market is influenced by factors such as product quality, roasting methods, brand recognition, and technology. A key competitive advantage is our in-house roasting for nearly half of our bagged coffee products, which we consider essential to delivering the exceptional quality our customers expect. In the RTD coffee, retort dairy, and energy drink categories, we face competition from established brands along with significant barriers to entry, such as production and distribution capabilities. However, our unique positioning and loyal customer base allow us to carve out a distinct space in these markets.

In the out-of-home coffee category, we compete with both nationally recognized brands and smaller local coffee shops. While long-established competitors benefit from greater brand recognition and significantly larger financial, technological, roasting, sales, and distribution resources, our expansion into the FDM market has unlocked new opportunities to increase brand awareness and make our products more accessible to consumers. Additionally, our customers exhibit higher spending than the typical coffee buyer, frequently purchasing merchandise alongside coffee and driving an attractive average order value of approximately $12 to $13 at our Outposts. Our ability to engage customers across multiple categories uniquely positions us for growth in a competitive market landscape.

Seasonality

Our business is subject to moderate seasonal fluctuations. The first quarter typically will experience lower revenues. In our DTC and Outpost revenue channels, we tend to have higher revenues and cash flow during the holiday season in the fourth quarter. Results for any quarter will not necessarily be indicative of the results for a full fiscal year.

Human Capital

We have built a strong and cohesive culture centered around our mission of serving coffee and content, and our culture to active military, Veterans, first responders, and all who love America. We are Veteran-controlled, and approximately 32% of our employees are Veterans or military spouses. Our goal is to maintain our current level of Veteran hires as we expand our operations and further develop our omni-channel business model.

As of December 31, 2024, we employed 551 employees across locations in the United States. Of the 551 employees, 39 are focused in manufacturing, 259 are in corporate or other administrative roles, and 253 are in roles at Outposts. In addition, we employ part-time and seasonal workers. We will continue to focus on hiring Veterans and first responders and training our employees to provide the authentic Black Rifle Coffee Company experience in our Outpost locations.

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

Intellectual Property

We own many registered trademarks and service marks in the United States, including the “Black Rifle Coffee Company” trademark, and our word marks have been registered in multiple classes of goods and services. We own a more limited subset of registered trademarks in jurisdictions outside the United States. Our most important trademark might be our “BRCC” logo, which immediately identifies the brand. We believe that the Black Rifle Coffee Company name and all of its associated marks are of significant value and importance to our business. As a general policy, we pursue registration and monitor the use of our marks in the United States and challenge unauthorized users.

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

Government Regulations

We are subject to extensive federal, state, and local government regulation, including those relating to, among others, public health and safety, food labeling and advertising, food safety and manufacturing, zoning and fire codes, and franchising. Failure to comply with these regulations would adversely affect our activities, including manufacturing and selling food. Failure to obtain or retain licenses and registrations or exemptions would adversely affect the operation of our Outposts and other properties. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, an Outpost shop in a particular area. The development and construction of additional Outposts will be subject to compliance with the applicable zoning, land use, and environmental regulations.

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

See Item 1A. Risk Factors. Risks Related to Regulation, Litigation and Taxation for further information.

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
Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Our brand and authenticity in supporting the Veteran and military community is a core driver of our success. We promote our brand through media content and active participation in the Veteran community through events, donations, and hiring commitments, but the continued success of such promotions cannot be guaranteed.
We have historically faced, and may from time to time be faced, with negative publicity, regardless of its accuracy, relating to our brand; our founders and our mission; our charitable activities; our marketing; product quality; the safety, sanitation, and welfare of our facilities; customer complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices, and other policies, practices and procedures; employee relationships and welfare or other matters; or public statements by our founders or other key employees and persons associated with our brand, including paid brand partners. Negative publicity may adversely affect our business, regardless of its accuracy or whether we are ultimately found responsible.
Our brand has been in the past, and may be in the future, associated with controversial actions of certain customers of ours. For example, we have occasionally received negative publicity from leading national media arising out of the presence of, among others, our logos and brands on apparel worn at certain publicized events, even when such individuals were otherwise unaffiliated with us. The negative publicity and our reaction and communication related to such events has in the past resulted in losses to our DTC subscription service, the loss of investors, and the loss of Wholesale channel partners. There is no assurance that any such negative publicity will not occur again in the future and harm our brand and reputation, regardless of our involvement in the publicized events.

Moreover, social media platforms present additional risks, as they enable the rapid spread of information, including statements adverse to our interests, which may be inaccurate or misleading and could negatively impact our business, prospects, or financial performance. The potential harm from such content may be immediate and occur without affording us an opportunity for redress or correction. Our brand has been viewed as polarizing, which may subject us to boycotts, reputational harm, or other adverse actions by the public, investors, or entities that disagree with our mission or branding.
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
We believe that brand authenticity and mission alignment are critical to customer loyalty. If we fail to preserve our brand identity, including the quality of our media content and active engagement with the Veteran community, our consumer perception, brand equity, and financial results could be negatively impacted.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our Outposts, or result in civil or criminal liability and can have a negative impact on our financial results. Most importantly, if our customers perceive that we have abandoned or decreased the priority of our mission and our authenticity, in particular with respect to our support of the Veteran and military communities, we could lose significant portions of our customer base and experience substantial harm to our reputation and our operating results. Other such incidents that could adversely affect our business include actual or perceived breaches of privacy, contaminated products, employees or customers infected with communicable diseases, product recalls, controversial actions of persons identified with the brand, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, service and treatment of customers at our Outposts, or the use of customer data for general or direct marketing or other purposes.

If we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished. Public controversy or backlash related to our in-house or third-party content creation efforts could lead to customer attrition, hinder new customer acquisition, damage business relationships, and result in other negative outcomes.

Our success is closely tied to maintaining a strong corporate reputation. Our brand reputation may suffer due to claims or perceptions, whether substantiated or not, related to product safety, supplier and distributor practices, franchise operations, or allegations of unethical, illegal, discriminatory, or socially irresponsible behavior. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or inaction or brand imagery, a real or perceived failure of corporate governance, or misconduct by any officer or any employee or representative of us or a franchise partner. Any such incidents (even if resulting from actions of a competitor or franchise partner) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brand and/or our products and reduce consumer demand for our products, which would likely result in lower revenue and profits.

There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We strive to operate with a commitment to environmental stewardship and are actively managing sustainability-related risks and costs impacting our operations, franchise partners, and supply chain. Due to growing scrutiny of environmental sustainability, we may encounter increased demands for disclosure, expanded commitments, target-setting, and additional compliance measures. Addressing these environmental issues may subject us to market, operational, reputational, and compliance-related risks and costs.
Our growth strategy depends on the successful execution of our strategic initiatives, and our limited operating history may make it difficult to evaluate future risks and challenges.
We were founded as a digitally native coffee brand in 2014 and have since expanded into multiple growth channels, including Wholesale retail, merchandise sales, franchised and Company-operated retail locations, RTD coffee, and energy drinks. Our Wholesale channel sales grew from $225.1 million in 2023 to $245.0 million in 2024. Since several of these growth channels remain in the early stages of development, identifying potential risks may be challenging, including risks related to revenue generation, key operating expenses, customer acquisition and retention, shifting consumer preferences, product innovation, supply chain management, and applicable laws and regulations. Additionally, we have historically prioritized growth over profitability and may continue to do so in the future.

As part of our long-term strategy, we aim to expand our market share and revenue through various initiatives, including the continued growth of DTC sales through online channels, expansion of our Wholesale, RTD coffee, and Black Rifle Energy distribution, velocity growth, and product innovation. Additionally, we plan to grow our Outpost business by opening new Company-operated and franchised locations, driving sales at existing locations, and enhancing digital platforms such as online ordering and loyalty programs. Failure to execute these strategic initiatives could result in slowed or halted growth, materially impacting our business, financial results, and overall financial condition.

Even if we successfully expand our new sales channels, they may cannibalize existing channels, leading to lower-than-expected overall growth. Over the past several years, we have expanded our Wholesale footprint, including entering the food, drug, and mass retail market through a partnership with Walmart. As a result, some customers who previously purchased our products through our DTC channel now buy them from retail partners. Depending on our agreements with retail partners, margins on Wholesale sales may be lower than those from DTC sales. Conversely, offering aggressive discounts, loyalty programs, or online advertising for our DTC channel may shift customer purchases toward that channel, potentially reducing overall margins relative to Wholesale and Outpost sales. We cannot guarantee that sales cannibalization will not occur or become more pronounced as we expand within existing markets.

We have already made, and plan to continue making, significant investments to support the expansion and rapid growth of these and other revenue channels. These investments have materially impacted our short-term profitability. Beyond product development and innovation costs, we have incurred substantial expenses to increase retailer distribution. We believe these investments will drive growth across our business lines and improve the products we offer consumers. However, there is no guarantee these investments will materially enhance our operations or profitability. Failure to generate expected returns from these investments could result in significant resource expenditures without corresponding benefits.

We have a limited operating history, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate may slow as our business matures.
We have a limited history of generating revenue, particularly with our largest Wholesale partners, RTD coffee, Black Rifle Energy, and Outpost locations. Due to our relatively short operating history, we have limited financial data available to assess our current business, making it difficult to predict future performance. As a result, our historical revenue growth should not be considered indicative of future results. Estimates of future revenue growth are subject to numerous risks and uncertainties, and actual future revenue may differ materially from projections.

To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing efforts, drive innovation in product and content development, enhance our information management systems, and scale operational processes while recruiting and retaining employees. Rapid expansion may strain our existing resources, creating challenges in hiring, training, and managing a dispersed and growing workforce across multiple jurisdictions. Failure to scale effectively while maintaining our company culture could negatively impact our ability to attract and retain talent, execute our corporate strategy, and sustain long-term growth.

Additionally, we may not generate sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all. If we fail to manage these growth-related risks successfully, our business, financial condition, and results of operations could be adversely affected.
Our marketing programs may not be successful, resulting in harm to our financial results.
Attracting and retaining end users is essential to the success of our business. We invest significant resources in marketing efforts, including new product launches, merchandise promotions, and advertising campaigns aimed at increasing brand awareness and customer engagement. Our marketing approach is often unconventional, with some campaigns proving significantly more successful than others. If any of our initiatives fail to generate the expected return, we may incur substantial expenses without realizing corresponding revenue growth.

Additionally, many of our competitors have greater financial resources, allowing them to allocate significantly more capital toward marketing, advertising, and promotional initiatives. If our competitors increase their marketing spend while our available funds decrease, or if our advertising, promotions, or new product offerings are less effective than those of our competitors, our results of operations and financial performance could be adversely affected.

Failure to attract new customers or retain existing ones, particularly in a cost-effective manner, could limit our ability to increase sales and materially harm our business and financial condition.
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
Developing new products and introducing them into Wholesale retailers, convenience stores, and our DTC platforms is an expensive and time-consuming process. Not only are research and development expensive investments, there is also no guarantee that our co-manufacturing partners or distribution networks will fully cooperate in producing or promoting our new products. Launching new products at commercial convenience stores, for example, requires lead time. Long lead times may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. Launching a new product, or an existing product to new stores, may also require initial “free fills” of shelves, which increases the costs of introducing new products and could adversely impact our operating results if the new product is not successful.

The loss of one or more of our primary Wholesale partners, a significant adverse change in a Wholesale partner’s financial position, or an adverse change in our relationships with our Wholesale partners could negatively impact our net sales and profitability.
We generate a material percentage of our Wholesale sales, which was 63% of our net sales in 2024, from a few primary Wholesale partners. Our largest primary Wholesale partner represented 28% of our consolidated net sales in 2024, and the failure to increase or maintain our sales with our primary Wholesale partners would have a negative impact on our growth prospects and any decrease or loss of any of our primary Wholesale partners’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our DTC operations or other Wholesale accounts. Over the last several years, large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. Restructuring of our primary Wholesale partner’s operations, store closures or increased direct sourcing by consumers could negatively impact our net sales and profitability.
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
Our Wholesale relationships are important to our operations. We sell our coffee products, energy drinks, merchandise, and other products through outlets, dealers, and distributors. Certain Wholesale locations may include significant signage and advertising for our brand, and we rely on these locations to effectively advertise and present our products. Our business could be adversely impacted if our Wholesale channel partners face declines in customer traffic, declines in consumer spending, litigation, temporary or sustained store closures, or other business disruptions, including but not limited to supply chain disruptions or inventory management issues. Our business could also be adversely impacted if we fail to grow sales of our RTD coffee, Black Rifle Energy, and merchandise products through Wholesale channels, including flat or declining number of outlets and retailers offering our products, flat or declining sales velocity in these channels, and failure to expand sales of our products through new retail partnerships and outlets. Further, the purchasing power of current or potential large Wholesale channel partners is significant, and they have the ability to command concessions, which have and may in the future substantially reduce our profitability and expose us to greater liability under the terms of our agreements with such partners. There can be no assurance that distributors and retailers will purchase our products or provide our products with adequate levels of promotional and merchandising support. The need to make significant concessions to retain one or more such Wholesale channel partners or the failure to maintain or further develop these business relationships could result in harm to our business and results of operations.
Additionally, we do not fully control the actions of our Wholesale channel partners. Unsatisfactory service or misconduct by our Wholesale channel partners, or their failure to comply with statutory or regulatory requirements, may harm our business or brand reputation. Unilateral decisions by our Wholesale channel partners to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products, or devote less resources to the sale of our products could also cause our business to suffer. Our Wholesale channel partners may also not fulfill their obligations under our agreements, adversely affecting our business.
We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.
Our in-house content creation platform represents a significant portion of our marketing. Our content creation team primarily uses third party social media platforms mentioned below to engage with customers. In addition to company accounts and accounts associated with key employees, such as our founder and co-founder, Evan Hafer and Mat Best, respectively, we rely on key non-employee influencers to drive online traffic and promote our brand. These relationships and agreements with non-employee influencers are often informal and cannot be closely controlled, and uncompensated individuals with whom we have no formal or informal relationship often support our brand publicly, which support is important to our reputation. Any actions, public statements, or social media posts about us or our products by non-employees that are contrary to our values, are critical of our brand, or create public controversy could negatively affect consumer perception of our brand and adversely affect our business. Furthermore, if non-employees cease publishing content supporting us on their social media platforms for any reason, our online presence may decrease and our operating results may suffer.

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
For example, over the past two years, various social media platforms have implemented data privacy changes that limit the ability to target and measure advertising. These include increased user opt-out options, restrictions on third-party data usage, limitations on detailed demographic targeting, reduced access to granular event tracking, emphasis on privacy-preserving technologies like Google’s "Privacy Sandbox initiative," and stricter rules around sensitive data collection, particularly for younger users. Because of these changes, the efficacy of our digital and social channels has decreased and may decrease further in the future, increasing our cost to acquire customers. We may not be able to acquire customers in an as cost effective manner as a result of these changes and other competitive factors, which could adversely affect our financial results.
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
Our financial performance is highly dependent on our DTC and Wholesale channels, with the DTC channel providing approximately 32% and 36% of our revenue in 2024 and 2023, respectively, and our Wholesale channel providing approximately 63% and 57% of our revenue in 2024 and 2023, respectively. If the DTC revenue trends continue to decline or if the Wholesale channel revenue trends slow or decline, our other sources of revenues may be unable to make up any significant shortfall and our business and financial results could be adversely affected.
We experienced a decrease in revenue from our DTC channel in 2024 compared to 2023 as customer acquisition costs significantly increased and we shifted marketing investments into other channels with greater returns. Revenue from our DTC channel may continue to decline as customer acquisition costs remain high and locations to purchase our products increase from the expansion in other channels. Any significant slowdown or decline in our DTC business could result in reduced cash flows.
Our DTC business and revenue growth are dependent on our ability to continuously attract and retain subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models, any of which could result in additional costs. It is unknown how our subscribers will react to price increases or new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our subscriber relationships, then subscriber growth, subscriber engagement, and our business, financial condition, and operating results could be harmed.

Our DTC and Wholesale business’ success depends on third party logistics and a network of brokers and distributors. We currently work with parties in the United States to store, ship, and otherwise support our distribution of products to our customers and retail partners. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. If we continue to add third party logistics providers, require them to expand their fulfillment, distribution, or warehouse capabilities, expand to new locations, add products categories with different fulfillment requirements, or change the mix of products we sell, our logistics and distribution network will become increasingly complex and its operation will become more challenging for us and our third party logistics providers. Additionally, as part of our Wholesale channel model, we rely on a network of brokers and distributors to grow and manage our sales. These networks assist in expanding our brand’s reach and ensuring the efficient distribution of our products to our retail partners. If these networks, for any reason, cannot properly or efficiently support our products distribution, our operating results and business may suffer. The third party logistics providers and distribution networks that we rely upon could be interrupted by issues beyond our control, including, but not limited to, information technology problems, natural disasters, pandemics, government regulation, or supply chain issues. Any significant failure in our third party logistics providers to operate effectively could adversely affect our business. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to expand existing or secure new third party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and operating results may suffer.
Our business relies on co-manufacturers and third party suppliers to supply our products, and the loss of any of our co-manufacturers, our failure to identify new co-manufacturers, or our inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
We rely on co-manufacturers to provide us with a significant portion of our production capacity, in particular with our RTD coffee, Black Rifle Energy, rounds, and certain suppliers to supply various components of co-manufactured products, such as dairy and aluminum cans, and to a lesser extent our at-home coffee products, such as whole bean and ground bagged coffee. Our co-manufacturers have been integral in the development of our products. Failure by us to maintain our relationship with our co-manufacturers or failure to properly forecast demand for these products could adversely affect our operating results. The terms of our co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders, while others do or will in the future commit us to significant purchases over a number of years. Volumes produced under these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control.
If, for any reason, our co-manufacturers or raw material suppliers cannot fulfill their obligations, any of our co-manufacturer faces an enforcement action by FDA or is otherwise unable to manufacture our products, or a contract with a co-manufacturer is terminated, or if our needs are less than we have contracted for, our business may suffer. We have historically experienced meaningful variability of our needs for co-manufacturing and various components of co-manufactured goods, and if we do not effectively manage those arrangements or if our forecasting is not accurate, we may experience expiring stock of co-manufactured products, or excess commitments to purchase co-manufactured finished goods and/or components of co-manufactured goods, including aluminum cans and perishable ingredients, resulting in either excess inventory or “take or pay” payments, which we have historically experienced. Any charges related to the write off of excess inventories could have a material adverse effect on our business, operating results, and financial condition.
In addition, we may face risks related to payment terms, arrangements, and due dates with respect to our co-manufacturer, suppliers, or other vendors due to liquidity concerns. In the event that we are unable to timely pay our co-manufacturer, suppliers, or other vendors we may damage the relationship with such third parties, and may suffer future harm to business operations in the event that such third parties terminate their service arrangements with the Company. The loss of our co-manufacturer, suppliers, or other vendors could disrupt our business and affect our quality, cost, and availability of products, which could have an adverse effect on our results of operations and financial condition.
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
Interruption of our supply chain of coffee, store supplies, RTD beverage ingredients, or merchandise could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
We roast coffee beans in-house at our Manchester, TN facility. We also use our co-manufacturers for certain outsourced coffee roasting, and production of our RTD coffee and Black Rifle Energy. Additionally, we contract with suppliers and manufacturers to procure supplies, equipment, and other materials for our operations. Any significant interruption in our supply chain, including interruptions in the supply of coffee beans, coffee machines, restaurant equipment, merchandise, apparel, extract, other product ingredients, or packaging for our proprietary products could have a material negative impact on our business and our profitability.
Potential disruptions could arise from various factors, including casualty loss at our roasting facility, interruptions by third party logistics service providers or common carriers, trade restrictions such as quotas or increased tariffs, regulatory action like placement of a foreign supplier on an FDA import alert, rising postage and shipping costs, embargoes, customs restrictions, pandemics, social or labor unrest, weather events, natural disasters, political disputes, military conflicts, or other unforeseen incidents.
We also rely on our domestic and international business partners to supply high quality products and to comply with applicable laws. If production at our Manchester, TN facility were to be disrupted, we would need to rely on our co-manufacturing network to make up for this lost capacity. We do not have sufficient agreements in place with third parties to fully cover such a contingency and we would need to negotiate for additional capacity if our facility became inoperable.
We are currently in the process of expanding our Manchester, TN facility, and failure to successfully implement that expansion could have a negative impact on our business.
Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean coffee beans and related coffee products. The high-quality coffee we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality coffee and also impact the pricing of our fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the base “C” coffee commodity price component has not yet been established and will be determined per the coffee commodity calendar.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, tariffs, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, our ability to find other green coffee with the same profiles that deliver the same experience to our consumers may be impacted, which could have a material adverse impact on our profitability.
Increases in the cost of dairy products and other commodities, such as petroleum which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could harm our business.
We have entered into certain forward purchase contracts for coffee beans, which include fixed price arrangements with set time periods for market-based increases. By entering into these commercial contracts, we attempt to mitigate the adverse effects of unexpected market-price increases. For example, we agreed to rates in 2025 that are lower than the current future prices of green coffee beans. However, if future prices were to decline below our contracted prices, we are contractually obligated to pay the higher rates.

Changes in U.S. trade policies, including the imposition of tariffs, including punitive and retaliatory tariffs, specifically with respect to countries where we source our high-quality coffee beans, or tariffs that specifically target coffee beans, may adversely impact our business, financial condition, and results of operations.

During its first term from 2017 to 2021, the Trump Administration, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. President Trump has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blanket tariff of 10% to 20% on other imports to the U.S. On January 26, 2025, after Colombian President Gustavo Petro barred to U.S. military planes carrying Colombians deported from the U.S. from landing in Colombia, President Trump threatened a punitive tariff of 25% on imports from the country. Shortly thereafter, President Petro negotiated terms with President Trump to avoid the imposition of such tariffs. While this threatened tariff did not materialize, futures contracts for Arabica coffee produced in Latin America (where the majority of our green coffee beans come from) and traded on the Intercontinental Exchange may reflect increases in the price of coffee that may reflect an impact of geopolitical tensions on the coffee market.

The above and other potential tariffs and trade restrictions may cause the cost of our products, and as a result prices of our products, to increase, which could reduce demand for such products, and adversely impact our revenue, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to international trade agreements and policies or additional tariffs that may be imposed.
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

We may not be able to compete successfully with other producers and retailers of coffee and energy drinks. Intense competition in our markets could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The specialty coffee and energy drink markets are intensely competitive, including with respect to product quality, innovation, service, convenience, store location, delivery service, mobile ordering, and price. We face significant and increasing competition in all these areas in each of our channels and markets. If we cannot compete successfully with other entities in these markets, we could lose customers and our revenue could decline. We expect competition in these markets to continue to be intense as we compete on a variety of fronts, including, without limitation, anticipating and responding to changing consumer demands in a timely manner; establishing and maintaining favorable brand-name recognition; achieving and maintaining product quality; hiring and retaining key employees; maintaining and growing market share; developing quality and differentiated products that appeal to consumers; establishing and maintaining acceptable relationships with Wholesale customers; pricing products appropriately; optimizing roasting and supply chain capabilities; and protecting intellectual property.
Many of our competitors possess substantially greater financial, technological, roasting, sales, marketing, and distribution resources, have operated longer, maintain stronger brand recognition, and are more established in the markets where we currently operate or plan to expand. These advantages may allow competitors to offer more competitive pricing, accelerate product development, and better absorb rising costs. The general availability of coffee roasting also allows new entrants easy access to the markets in which we compete, which may increase the number of competitors. Any of these competitive factors may adversely affect our business.
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, such as our subscription model and innovative content and branding, including Veteran and first-responder-focused branding -- certain examples of which exist -- our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Our long-term growth strategy depends in part on opening and operating new Outposts in existing and new markets. We may be unsuccessful in opening or profitably operating new Outposts or establishing new markets, which could adversely affect our growth.
As of December 31, 2024, we have thirty-seven Outposts across ten states, of which eighteen were Company-operated and nineteen were franchised. A component of our growth strategy is opening new Outposts and operating them on a profitable basis. We opened our first Company-operated Outpost in 2020, with the remainder opening in 2021 through 2024. Our ability to open new Outposts is dependent upon a number of factors, many of which are beyond our control, including our and our franchise partners’ ability to:
•identify available and suitable sites;
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
There is no guarantee that a sufficient number of suitable sites for new Outposts will be available in desirable areas or on terms that are acceptable to us, and competition for high quality sites is significant. If we are unable to open new Outposts, or if existing franchise partners do not open new Outposts, or if planned openings are significantly delayed or cancelled, or if existing Outposts close, our long term strategic plan could be adversely affected, we may incur costs and be subject to potential liabilities, and our business may be harmed.

We may enter into geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: adapting to local regulations or restrictions that may limit our ability to open new Outposts, restrict the use of certain branding or increase the cost of development; difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our Outposts in our existing markets, and we will need to build this recognition in new markets. Outposts we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing Outposts, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new or existing Outposts.
Due to brand recognition and logistical synergies, as part of our growth strategy, we may open new Outposts in areas where we have existing Outposts. The operating results and comparable Outpost sales could be adversely affected due to close proximity with our other Outposts and market saturation.
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
Although we establish specific operating and financial targets for new Outposts, we have observed that some locations may fail to meet these targets or may take longer than expected to do so. There is no guarantee that any new Outpost will become profitable or achieve operating results comparable to our existing Outposts. Failure to do so could adversely impact our business, financial condition, and results of operations.
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

Failure to effectively manage growth could harm our business and operating results.
We have historically experienced growth and increasing demand for our products. The growth and expansion of our business and products has placed a significant strain on our management, operational and financial resources. As we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction which may place a significant strain on our management, sales and marketing, administrative, financial, and other resources. We may not be able to respond in a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and employees, which could harm our business. Failure to accurately forecast our results of operations and growth rate may also result in harm to our business. Further, if we are not able to continue to provide high quality customer service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. If we experience a decline in financial performance, we may decrease the number of or discontinue new shop openings, we may decide to close Outposts that we are unable to operate in a profitable manner or we may take other measures to preserve liquidity.
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
We rely heavily on information technology systems, networks and data processing (some of which are managed by third party service providers), including the Internet, third-party services and artificial intelligence, to operate our business and to manage a variety of business processes and activities, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution of our products, retail operations, financial reporting, legal and marketing, to comply with regulatory, legal and tax requirements (“Business Functions”), and to collect, receive, store, process, generate, use, transfer, transmit, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, intellectual property, trade secrets, confidential or proprietary information, financial information and other information. These information technology systems are critical to many of our operating activities and Business Functions and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems.

Over the last several years, we have implemented, and continue to implement, modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems, and acquiring new systems with new functionality.

Our work to integrate, secure, and enhance these systems and related processes in our operations is ongoing and we will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our information technology systems and prevent cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase in frequency and magnitude. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft, sabotage or misuse), and sophisticated nation-states and nation-state supported actors now engage in attacks.

Our information technology networks and systems and those of third parties upon whom we rely, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, malicious code (such as viruses and worms), account takeover attacks, software bugs, denial or degradation of service attacks and malware (including as a result of advanced persistent threat intrusions). Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Further, incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent.

We have technology security initiatives in place to mitigate our risk to vulnerabilities and do from time to time detect and prevent attempted access or disruptions, but these security measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that other data security incidents do not occur. If our information technology networks and systems or data processing (or those of our third party service providers) suffers damage, security incidents, disruption or shutdown, and such issues are not effectively resolved in a timely manner, they could cause a material adverse impact to our Business Functions and our business, reputation, and financial condition.

An actual or perceived incident affecting our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information, material contract breaches, or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, loss of sales and customers, fines, penalties, assessments, fees and expenses, costly litigation (including class action litigation), settlement costs, regulatory scrutiny and government enforcement actions (for example, investigations, fines, penalties, audits and inspections), a loss of confidence in our business, systems and Processing, and a diversion of management’s time and attention.

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

Further, the failure of these systems to operate effectively, including as a result of the threats described above or as a result of natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate such problems which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks.

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

Moreover, we do not hold any patents for our roasting methods or with respect to our methods of producing RTD coffee or Black Rifle Energy. We roast the majority of our coffee beans in-house, and we consider our roasting methods essential to the quality of our products. Because we do not hold any patents for our roasting methods or our methods of producing RTD coffee or Black Rifle Energy, competitors may be able to duplicate our process if such methods became known. If our competitors copy these methods, the value of our coffee and energy products may decline, and we may lose customers to competitors.
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
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food adulteration or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our Outposts could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. Our products may also be subject to food recalls or other regulatory warnings promulgated by the U.S. Food and Drug Administration (“FDA”), state regulatory authorities, or other regulatory bodies. The FDA and states can take regulatory enforcement actions up to and including issuing public warnings, seizing products, and suspending our or our co-manufacturer’s ability to operate the manufacturing facility. In addition, states and the FDA are increasingly focused on chemical contamination in food and beverage products and packaging, including of heavy metals, per- and polyfluoroalkyl substances (“PFAS”), and pesticide residue. Failure to comply with these requirements could lead to a regulatory enforcement and negative publicity, as well as claims from private plaintiffs. Notably, California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) permits private enforcement against companies for allegedly failing to provide adequate health hazard warnings in the sale of consumer products containing certain chemicals, including contaminants. We have previously received, and may receive in the future, notice of alleged violation and threats of private enforcement. Consumer advocacy groups are known to test products for contaminants and publish the results, which can lead to private enforcement efforts.

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
We are subject to risks associated with long-term, non-cancelable lease agreements and, where applicable, risks related to owning real estate.
Our Outpost leases generally have initial terms of 10 to 15 years with renewal options in 5-year increments. Outpost leases provide for a specified annual rent, with agreed increases (typically a 10.0% base rent increase per 5-year time period). Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities, which costs tend to increase each year. We generally cannot terminate these leases without incurring substantial costs or pulling forward future costs which impacts our liquidity. If an existing or future Outpost is not profitable and we decide to close it, or if we fail to open an Outpost in a location subject to a lease, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, or until the lease is either assigned by us to a third party, or the site is relet by the landlord. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Outposts in desirable locations. Also, because we own real estate used for office space, warehouse space, and manufacturing facilities, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, as well as strict, joint, and several liability for environmental contamination at or from the property, regardless of fault.
Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.
As of December 31, 2024, approximately 51% of our Outposts were operated by our franchise partners. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.

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
While we seek to continue supporting the success of our entire system of Outposts and for taking a longer term view with respect to system improvements, our franchise partners have individual business strategies and objectives, which might conflict with our interests. Our franchise partners may and do, from time to time, disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This has and may continue to lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future as we continue to have franchises. For example, in the past we have agreed to provide certain operational and financial support in connection with the sale and shutdown of certain stores managed by franchisees. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchise partners will be diverted from our Outposts, which could harm our business even if we have a successful outcome in the dispute.
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
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, could be harmed.

Disruptions at the bank in which we deposit our funds could have an adverse impact on our business and financial condition.
We hold substantially all of our deposits with a single bank and the bank also serves as the lender under our senior credit facility. We rely on our deposits with the bank and access to our senior credit facility to fund a substantial amount of our operations. Any disruption in the bank’s ability to process payments, maintain our deposits, or satisfy its obligations under our senior credit facility, would significantly disrupt our business and could materially affect our operations and financial performance. In addition, under the terms of our senior credit facility, we are required to maintain substantially all our deposits with the bank. As a result, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits over $250,000.
We may be adversely affected by the effects of inflation.
Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers was 2.9% as of December 31, 2024 and 3.4% as of December 31, 2023. Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher costs for the raw materials we use to operate our business, higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As inflation increases, keeping wages competitive and maintaining general operating expenses at their current levels may be difficult. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we may take could negatively impact our customer engagement, including our subscriber base, and decrease our market share, and certain of our competitors, particularly our larger, more established competitors, may manage inflationary pressures better than we are able.
Authentic Brands’ debt obligations could impair our financial condition and negatively impact our business. We may be unable to generate sufficient cash flow to meet these obligations.
On December 27, 2024, Authentic Brands entered into a third amendment to the ABL Credit Agreement (as defined in Note 8, Long-Term Debt to the audited financial statements in Item 8. Financial Statements of this annual report), which provides for an asset-based revolving credit facility with committed maximum borrowing capacity of $75.0 million, and the Term Loan Financing Agreement (as defined in Note 8, Long-Term Debt to the audited financial statements in Item 8. Financial Statements of this annual report), which provides for a senior secured term loans in an aggregate principal amount of $40.0 million with an optional $20.0 million expansion available under specified conditions. Such substantial indebtedness has important consequences for us, including:
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
In addition, the debt agreements require the borrowers to maintain financial covenants customary for financings of their type and size. Each Credit Agreement requires the ABL Borrowers to maintain (i) a maximum total net leverage ratio; (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; (iii) minimum liquidity of $7,500; and (iv) permitted restricted reinvestment of excess cash flow. We cannot provide assurance that the borrowers will satisfy these financial covenants. The borrowers’ ability to satisfy these financial covenants will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
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
During the third quarter of 2023, we entered into a barter arrangement in which we have agreed to deliver products with a retail value of $41.6 million in exchange for an equal value of advertising that we may use over the four-year term of the arrangement. Amendments to this contract were executed in 2024 whereby inventory with a contract value of $19.5 million was exchanged for an equal value of advertising credits. For a variety of reasons, we may not receive the benefits we expect from the barter arrangement. The counterparty is a firm that specializes in barter arrangements, rather than an advertising agency, and the quality and quantity of the advertising available under the arrangement may not meet our expectations or may not be usable by us, in part or in whole. Any advertising credit that remains unused at the end of the four-year term will expire, and we will not receive any compensation for the amount of the unused credit. The value of the advertising provided under the arrangement may be difficult to value, and we are relying in significant part on the good faith of the counterparty to value the advertising accurately. The quantity of advertising available under the arrangement may also decrease over the four-year term because of inflation or other factors that increase the cost of advertising. If we do not receive the expected benefits from the barter arrangement, the value of the prepaid advertising credits on our balance sheet may be impaired which would reduce our earnings and impede our ability to keep our financial covenants with our lenders. In addition, although the barter arrangement limits the locations in which the counterparty may sell our products, our revenue may decline as we compete for sales with the products we deliver under the arrangement, and we may experience disruption in markets where we have exclusive agreements that may lead to fees or impair our relationships with existing distributors.

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
If the services of Mr. Hafer, Mr. Best, our Chief Executive Officer, Mr. Mondzelewski or Mr. Kadenacy became unavailable to us for any reason, or do not devote adequate time to our business operations, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our brand and developing and effectively executing on our strategies.
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
We maintain a policy of permitting employees and customers to carry firearms in the workplace at certain locations, subject to certain policy requirements. While we have never experienced any significant acts of violence at any of our locations in the past, such policy creates certain inherent risks and any accidents related therewith may subject us to liability.
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
Risks Related to Regulation, Litigation and Taxation
Litigation or legal proceedings could expose us to significant liabilities and negatively impact our reputation or business.
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
We are subject to numerous federal, state, and local laws with which compliance is both costly and complex.
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
We are subject to compliance obligations of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), including Food Safety Modernization Act (“FSMA”) for our coffee roasting and beverage manufacturing activities. FDA enforces regulations under FSMA that require us to implement, review, and assess new manufacturing and safety compliance programs, including development of a Food Safety Plan. Noncompliance with these requirements can result in an enforcement action from FDA or recall of our products. Our Outposts similarly are subject to state and local licensing and food safety requirements, which vary by location and which may require specific food safety processes and training. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business.

We are also subject to state requirements regarding food manufacturing, labeling, ingredients, and packaging. In particular, a growing number of states have, and continue to pass, laws regarding chemical contamination of consumer products, including food and food packaging. These include state laws restricting the presence of PFAS in food packaging, as well as laws regarding recyclability of packaging and extended producer responsibility programs for manufacturers of packaged foods and beverages. They also include California’s Proposition 65, which covers both food and consumer products, such as merchandise. We have historically experienced immaterial disputes regarding our compliance with California’s Proposition 65 as it applies to our food products and consumer products, such as our merchandise. Failure to comply with state laws could adversely affect our business through state enforcement actions or, in some instances, form the basis of a claim by a private litigant.
We are subject to the Americans with Disabilities Act (“ADA”), which, among other things, requires our Outposts to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our Outposts to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. We have historically experienced immaterial disputes regarding the ADA compliance of certain aspects of our website.
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
We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations to the extent possible, but at times our efforts may be inadequate, or perceived to be so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media, or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of strategic Processing, or other remedies that adversely affect our business.
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
Moreover, across the United States, laws and regulations governing data privacy and security continue to develop and evolve. For example, Virginia enacted the Consumer Data Protection Act (the “CDPA”) that may impose obligations similar to or more stringent than those we may face under other Data Protection Laws. Compliance with the CPRA, the CCPA, the CDPA, similar state laws in other states, and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data Processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The Data Protection Laws, Privacy Policies, and Data Protection Obligations to which we are subject may significantly affect our business activities and many of these obligations may contain ambiguous provisions creating uncertainty. Compliance with the requirements imposed by such Data Protection Laws and Data Protection Obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in Adverse Data Protection Impact, including proceedings against us by governmental and regulatory entities, collaborators, individuals, or others.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices, including recent developments for the regulation of “opt-in” and “opt-out” options regarding direct marketing to consumers through the use of emails and text messaging. Governmental authorities continue to evaluate the privacy implications inherent in the use of third party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers, and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could, if widely adopted, result in the use of third party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations, and prospects.
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
For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) established a uniform federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the FFDCA to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.
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

Risks Related to Our Corporate Structure
The Tax Receivable Agreement with the Unitholders of Authentic Brands, LLC (“Authentic Brands”) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make could be substantial.
In connection with the consummation of our initial public offering, we entered into a Tax Receivable Agreement (the “TRA”) with the Unitholders of Authentic Brands. Pursuant to the TRA, we will be required to make cash payments to such Unitholders of Authentic Brands equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Authentic Brands and an adjustment in the tax basis of the assets of Authentic Brands reflected in that proportionate share as a result of any future exchanges of Units held by the Unitholders of Authentic Brands for shares of our Class A Common Stock or cash, and (2) certain other tax benefits related to payments we make under the TRA. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of Unit exchanges, and the resulting amounts we are likely to pay out to Unitholders of Authentic Brands pursuant to the TRA; however, we estimate that such payments may be substantial. Payments under the TRA will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the Unitholders of Authentic Brands under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. The payments under the TRA are also not conditioned upon the Unitholders of Authentic Brands maintaining a continued ownership interest in Authentic Brands. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by the Unitholders of Authentic Brands, the amount of gain recognized by such Unitholders of Authentic Brands, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
The amounts that we may be required to pay under the TRA may be accelerated in certain circumstances and may also significantly exceed the actual tax savings that it ultimately realizes.
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
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to balance the pecuniary interests of stockholders, the best interests of those materially affected by our conduct and our PBC Purpose. Therefore, we may take actions that it believes will be in the best interests of those stakeholders materially affected by our conduct and/or pursuant to the PBC Purpose even if those actions do not maximize our financial results. Our public benefit designation and obligation to provide an overall net benefit to us and our stakeholders and promote the PBC Purpose could cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause the price of our stock to decline.

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
Further, public benefit corporations may not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders committed to the public benefit can enforce this through derivative suits. By requiring that the board of directors of public benefit corporations consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for our Board to reject a hostile bid, even where the takeover would maximize the financial return to stockholders.
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
Delaware law, the Charter and the Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
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
We are a “controlled company” within the meaning of New York Stock Exchange (“NYSE”) rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
Item 2. Properties
The material properties used by the Company in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations are as follows:

Property Location	Approximate Size (sq. ft.)	Function	Owned/Leased
Salt Lake City, UT	30,295	HQ and Corporate	Owned
Manchester, TN	65,000	Manufacturing	Owned
San Antonio, TX	9,106	Corporate	Leased
Nashville, TN	13,203	Corporate	Leased
As of December 31, 2024, the Company had eighteen Company-operated stores, all of which are leased. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two alleged occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment sought $10.5 million in compensatory damages, plus prejudgment interest. On November 8, 2024, the court granted in part, and denied in part, the respective motions for summary judgment, holding that the Company breached the warrant agreement by not allowing Tang Capital to exercise warrants, but determining that there were fact issues that need to be resolved at trial on the issue of Tang Capital’s alleged damages, including whether Tang could have mitigated its alleged damages. The case is currently set for trial in July 2025. The Company believes that it has meritorious defenses to the damage claims asserted against it and will defend itself vigorously in these proceedings and potentially on appeal; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. These motions are currently pending. On October 3, 2024, SEI and the Company held a mediation, at which no agreement was reached. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. The Company believes that it has meritorious defenses to the claims asserted against it in the pending motions and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. $0.4 million has been included in accrued liabilities related to this matter and this amount was paid to the counterparty in the first quarter of 2025.
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
On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied the Company’s motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. $2.7 million has been included in accrued liabilities related to this matter.

Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is currently listed on the NYSE under the symbol “BRCC”.
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
Holders
As of February 26, 2025, there were 37 holders of record of our Class A Common Stock, 51 holders of record of our Class B Common Stock and no holders of record of our Class C Common Stock and Preferred Stock. The number of record holders does not include persons who held our securities in nominee or “street name” form, whose shares of record are held by banks, brokers, and other financial institutions.
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

Overview
Black Rifle Coffee Company is a Veteran-founded and led premium coffee, energy drink, and media company operating through one reportable segment that comprises three primary channels: Wholesale, DTC, and Outposts. Founded in 2014 by U.S. Army Veteran Evan Hafer, Black Rifle Coffee began with a one-pound coffee roaster in a garage, where Hafer personally roasted, packaged, and shipped coffee directly to consumers. Today, the company has grown into a widely recognized and nationally distributed brand steadfast in its commitment to supporting active-duty military, Veterans, first responders, and all who love America.
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
Trends
Certain trends affecting our business within the respective sales channels are as follows:
•Wholesale channel revenue increased as we added new customers and continued to expand our presence in the FDM market. We expect further revenue growth in this channel as we invest in customer acquisition, new product launches, and distribution expansion in the FDM market.

•DTC channel revenue growth declined due to both a channel level decline in the DTC category and our strategic decision to redirect investments into higher-growth areas of the business amid elevated DTC customer acquisition costs. In addition, we have limited our promotional offerings to focus on profitability.

•Outpost channel revenue decreased due to lower transaction volumes at existing Outpost retail locations. In 2025, we anticipate limited growth in this channel as we reallocate investments to other channels while we work to improve profitability through operational and strategic changes, which may include closing underperforming Outposts. We expect accelerated growth in future years as we resume investment in this part of the business.
Key Factors Affecting Our Performance
Our Ability to Increase Brand Awareness
Maintaining and growing brand awareness and loyalty is critical to our success. We believe we have developed an efficient marketing strategy that enhances brand awareness and drives consumer engagement. Consumer appreciation of our brands is primarily reflected in the increase of our sales across our three channels over the last few years. We expect to continue to refine and develop our brand strategy utilizing reach-based formats such as national television, streaming advertising, and other select avenues. In addition, we will leverage our social media presence and employ targeted digital advertising to expand the reach of our brand.
Our Ability to Grow Our Customer Base in Our Outposts and Wholesale Channels
We continue to expand our customer base through our Wholesale channel, with our products now available in a growing number of physical retail locations. Wholesale customers include large national retailers, regional retailers, distributors, and dealers, reflecting our increases in market presence and distribution reach.

Our Ability to Acquire and Retain Customers at a Reasonable Cost
We believe that consistently acquiring and retaining customers at a reasonable cost will be a key driver of our future performance. We continue to build brand awareness and reach new consumers by investing in existing and new channels and markets. Our expertise in digital creative and engagement provides a distinct advantage in attracting, converting, and retaining our consumers. We remain focused on measuring and optimizing marketing performance to ensure that our advertising spend is both effective and efficient, while managing customer acquisition costs and maximizing returns on marketing investments.
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
Our Ability to Manage Our Supply Chain
Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua, and since 2020, we have also sourced green coffee beans from over ten countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is also a critically important part of our manufacturing and supply chain operations. 100% of our coffee is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, leads cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers.
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
Interest expense
Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs. For the year ended December 31, 2024, interest expense also included the extinguishment of debt costs.

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
Results of Operations
This discussion and analysis pertains to comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For the comparisons of the years ended December 31, 2023 and 2022, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024. The following table represents the selected results of operations for BRCC for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2024	2023
Revenue, net	$391,490	$395,623
Cost of goods sold	230,316	270,175
Gross profit	161,174	125,448
Operating expenses
Marketing and advertising	35,631	30,794
Salaries, wages and benefits	62,415	71,054
General and administrative	50,827	71,613
Other operating expense, net	8,453	2,198
Total operating expenses	157,326	175,659
Operating income (loss)	3,848	(50,211)
Non-operating income (expenses)
Interest expense, net	(11,325)	(6,330)
Other income, net	—	10
Total non-operating expenses	(11,325)	(6,320)
Loss before income taxes	(7,477)	(56,531)
Income tax expense	172	185
Net loss	$(7,649)	$(56,716)

Components of Our Operating Income (Loss)
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue, net	$391,490	$395,623	$(4,133)	(1)%
Cost of goods sold	230,316	270,175	(39,859)	(15)%
Gross profit	161,174	125,448	35,726	28%
Gross margin(1)	41%	32%
Total operating expenses	$157,326	$175,659	$(18,333)	(10)%
(1)Gross margin is calculated as gross profit as a percentage of revenue, net
Revenue, net
Net revenue for the year ended December 31, 2024 decreased $4.1 million, or 1%, to $391.5 million as compared to $395.6 million for the corresponding period in 2023.
The following table summarizes net sales by channel for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Wholesale	$245,040	$225,059	$19,981	9%
DTC	123,779	143,232	(19,453)	(14)%
Outpost	22,671	27,332	(4,661)	(17)%
Total net sales	$391,490	$395,623	$(4,133)	(1)%
Net revenue for our Wholesale channel for the year ended December 31, 2024 increased $20.0 million, or 9%, to $245.0 million as compared to $225.1 million for the corresponding period in 2023. The Wholesale channel performance was primarily driven by continued growth of packaged coffee in the FDM market and the launch of Black Rifle Energy. These increases were partially offset by a $5.0 million decrease in revenue recognized related to a barter transaction whereby we exchanged finished goods inventory for prepaid advertising credits. The prepaid advertising credits are issued by a counterparty that specializes in barter transactions. The barter transactions serve as a sales channel primarily used for selling inventory that is closer to its expiration date compared to inventory sold through non-barter transactions.
Net revenue for our DTC channel for the year ended December 31, 2024 decreased $19.5 million, or 14%, to $123.8 million as compared to $143.2 million for the corresponding period in 2023. The decline was primarily driven by lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers. This decrease was partially offset by an increase of $6.5 million as a result of the decrease in the accrual for loyalty rewards points following a change in policy on expiration of points in the first quarter of 2024. The change in policy around the expiration of loyalty rewards point increased our gross margin percentage by 1.0% for the year ended December 31, 2024.
Net revenue for our Outpost channel for the year ended December 31, 2024 decreased $4.7 million, or 17%, to $22.7 million as compared to $27.3 million for the corresponding period in 2023. The decline was primarily driven by lower transaction volumes and reduced foot traffic in 2024 compared to the prior year.

Cost of goods sold
Cost of goods sold for the year ended December 31, 2024 decreased $39.9 million, or 15%, to $230.3 million as compared to $270.2 million over the corresponding period in 2023. Gross margin increased to 41% for the year ended December 31, 2024 as compared to 32% for the corresponding period in 2023. The increase in gross margin was a result of product mix shift driven by an increase in the higher margin FDM market, productivity improvements, and lower warehousing costs.
Operating expenses
Total operating expenses for the year ended December 31, 2024 decreased $18.3 million, or 10%, to $157.3 million as compared to $175.7 million for the corresponding period in 2023.
The following table summarizes operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Marketing and advertising	$35,631	$30,794	$4,837	16%
Salaries, wages and benefits	62,415	71,054	(8,639)	(12)%
General and administrative	50,827	71,613	(20,786)	(29)%
Other operating expense, net	8,453	2,198	6,255	285%
Total operating expenses	$157,326	$175,659	$(18,333)	(10)%
Marketing and advertising expenses for the year ended December 31, 2024 increased $4.8 million, or 16%, to $35.6 million as compared to $30.8 million for the corresponding period in 2023. This increase was due to our expansion of partnerships, including our engagement with the UFC, higher advertising spend, incremental shopper marketing, and an increase in trade promotions.
Salaries, wages and benefits expenses for the year ended December 31, 2024 decreased $8.6 million, or 12%, to $62.4 million as compared to $71.1 million for the corresponding period in 2023. This decrease was as a result of our 2023 Restructuring Plan whereby, we reduced compensation costs through headcount reductions in 2023 for which we realized the full benefit in 2024.

General and administrative expenses for the year ended December 31, 2024 decreased $20.8 million, or 29%, to $50.8 million as compared to $71.6 million for the corresponding period in 2023. This decrease was as a result of our 2023 Restructuring Plan which reduced our corporate infrastructure and support that were inefficient or duplicative, including professional services, information technology, and office space.

Other operating expense, net for the year ended December 31, 2024 increased $6.3 million, or 285%, to $8.5 million as compared to $2.2 million for the corresponding period in 2023. This increase was related to the impairment loss recognized in the fourth quarter of 2024 exceeding the impairment loss recognized in 2023.
Components of Our Non-Operating Income (Expenses)
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following table summarizes non-operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest expense, net	$(11,325)	$(6,330)	$4,995	79%
Other income, net	—	10	10	(100)%
Total non-operating expenses	$(11,325)	$(6,320)	$5,005	79%

Interest expense for the year ended December 31, 2024 increased $5.0 million, or 79%, to $11.3 million as compared to $6.3 million for the corresponding period in 2023. The increase was primarily due to an increase in average debt balances and higher interest rates. Fiscal year 2024 utilized a $75.0 million senior credit facility and a $50.0 million term loan with rates at the term Secured Overnight Financing Rate (“SOFR”) plus 2.60% to 3.10%, based on average excess availability of the borrowing base and term SOFR plus 8.50%, respectively. This agreement was entered in the third quarter 2023. In the first half of fiscal year 2023, the previous senior credit facility held a rate of Bloomberg Short-Term Bank Yield (“BSBY”) plus 2.00% to 2.25%, based on average excess availability of the borrowing base.
Other expense, net consisted of miscellaneous income (expense) items such as bank fees and credit card rebates in 2023.
Income Tax Provision
The following table summarizes income tax provisions for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023
Income tax expense	$172	$185
Effective income tax rate	(2.3)%	0.3%
For further detail of income tax matters, see Note 16, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax expense was $0.2 million for each of the years ended December 31, 2024 and 2023, representing effective tax rates of (2.3)% and 0.3%, respectively. In addition, the tax benefit for the year ended December 31, 2024 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.
Liquidity and Capital Resources
Liquidity Overview
Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of December 31, 2024, our cash and cash equivalents were $6.8 million, our working capital was $20.3 million, and under our credit facilities, we had $25.5 million of available borrowings, after the consideration of the $5.0 million reduction required before the Availability Block Release Date, the date on which we have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation as of December 31, 2024, and no defaults or events of default are then continuing. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. There are no defaults or events of default at this time. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$11,308	$(24,967)	$36,275	145%
Investing activities	$(7,713)	$(21,508)	$(13,795)	(64)%
Financing activities	$(10,698)	$21,398	$(32,096)	(150)%
Operating Activities
Net cash provided by operating activities was $11.3 million for the year ended December 31, 2024, compared to net cash used in operating activities of $25.0 million for the corresponding period in 2023. The total increase of $36.3 million in net cash provided was primarily due to a net loss of $56.7 million improving to net loss of $7.6 million for 2024.
Investing Activities
Net cash used in investing activities was $7.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $21.5 million for the corresponding period in 2023. The $13.8 million decrease in net cash used was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.
Financing Activities
Net cash used in financing activities was $10.7 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $21.4 million for the corresponding period in 2023. The $32.1 million decrease in net cash provided was primarily due to an increase in repayments of long-term debt of $93.3 million and payment of $1.0 million of debt extinguishment costs, offset by proceeds from issuance of long-term debt of $58.7 million, net of $3.6 million of debt issuance costs.
2023 Restructuring Plan
During fiscal year 2023, management implemented a plan to reduce costs and improve efficiency of certain company-wide functions. We incurred a total of $6.8 million of restructuring costs of which $3.5 million related to severance costs for the reduction in workforce and $3.3 million related to advisory fees, fees for terminated leases, and costs related to our Salt Lake City production shutdown. These total costs incurred were included in the following line items in the consolidated statement of operations: (1) severance costs of $3.5 million were included in “Salaries, wages and benefits”, (2) advisory fees of $2.4 million and fees related to terminated leases of $0.4 million were included in “General and administrative” expenses, and (3) $0.5 million of costs related to our Salt Lake City production shutdown were included in “Costs of goods sold”.
We incurred an additional $0.3 million of severance costs in the first quarter of 2024, which are included in the line item “Salaries, wages and benefits” in the consolidated statement of operations.
Commitments
The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $26.1 million for 2025, $30.0 million for 2026 and $32.4 million for 2027. See Note 18, Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of this Annual Report for information regarding such manufacturing and purchase agreements.
Liabilities relating to operating leases that have commenced as of December 31, 2024 have been reported on the balance sheet as operating lease liabilities. Payments on leases are expected to be approximately $3.9 million in the next twelve months, and approximately $37.3 million beyond twelve months through 2043. See Note 9, Leases to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information.

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
The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions and judgments are reasonable, they are based on information available when the estimate was made.
Our significant accounting estimates are discussed in more detail in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We recognize revenue in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification ("ASC") 606. Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we received, or expect to receive, in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation.
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
Equity-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Equity-based awards are mainly awarded to employees and members of our Board and measured at fair value at each grant date. We calculate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. We calculate the fair value of restricted stock units on the date of grant based on the closing price of our Class A Common Stock. We calculate the fair value of performance-based restricted stock units on the date of grant using the Monte Carlo pricing model. We recognize expense over the requisite service period for awards expected to vest using the straight-line method and recognize forfeitures as they occur. See Note 14, Equity-Based Compensation within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the accounting for stock-based awards.

Applying these valuation and allocation approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, as well as discount rates, valuation multiples, the selection of comparable public companies and comparable transactions, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact our valuation as of each valuation date and may have a material impact on the valuation of our equity and equity awards. These estimates involve inherent uncertainties and, if different assumptions had been used, equity-based compensation expense could have been materially different from the amounts recorded.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in costs of key operating resources. Commodity price risk is our primary market risk, which is affected by purchases of coffee beans, dairy products, aluminum cans, and other materials and commodities. We purchase and roast quality coffee beans that can be subject to significant volatility. Increases in the “C” coffee commodity price increase the price of high-quality coffee. We generally enter into fixed price purchase commitments for the green coffee we roast.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, inventory levels, and political and economic conditions, including trade policy. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability.
Interest Rate Risk
Our Term Loan Facility bears interest at a rate per annum equal to either (i) a reference rate plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 0.50% to 1.50% or (ii) term SOFR plus a margin ranging from 1.50% to 2.50%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2024, we had $40.0 million outstanding on our Term Loan Facility and $28.9 million outstanding on our ABL Facility with available borrowings of $25.5 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.4 million.

Inflation
Inflationary factors such as increases in the cost of our products, overhead costs, and parcel freight costs have had an impact on our operating results. While we have begun to partially offset inflation and other changes in costs of essential operating resources by slightly increasing prices, along with more efficient purchasing practices and productivity improvements, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility. There can be no assurance that future cost increases can be offset by increased prices or that increased prices will be fully absorbed by our customers without any resulting change to their purchasing patterns. In addition, there can be no assurance that we will generate overall revenue growth in an amount sufficient to offset inflationary or other cost pressures. The cost of constructing our Outposts is subject to inflation, which could increase the costs of labor and materials. An increasing rate of inflation in the future may have a material adverse effect on our ability to maintain current levels of gross profit and operating expenses, if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data
BRC Inc.
Audited Consolidated Financial Statements of BRC Inc. as of December 31, 2024 and 2023 and for the three years ended December 31, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BRC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRC Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Antonio, Texas
March 3, 2025

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,810	$12,448
Restricted cash	—	1,465
Accounts receivable, net	33,604	25,207
Inventories, net	42,647	56,465
Prepaid expenses and other current assets	12,410	12,153
Total current assets	95,471	107,738
Property, plant and equipment, net	59,204	68,326
Operating lease, right-of-use asset	26,703	36,214
Non-current prepaid marketing expenses	45,506	22,772
Identifiable intangibles, net	359	418
Other	139	308
Total assets	$227,382	$235,776
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,817	$33,564
Accrued liabilities	27,900	34,911
Deferred revenue and gift card liability	3,918	11,030
Current maturities of long-term debt	2,047	2,297
Current operating lease liability	2,523	2,249
Current maturities of finance lease obligations	13	58
Total current liabilities	75,218	84,109
Non-current liabilities:
Long-term debt, net	63,027	68,683
Finance lease obligations, net of current maturities	—	23
Operating lease liability	29,087	35,929
Other non-current liabilities	10,554	524
Total non-current liabilities	102,668	105,159
Total liabilities	177,886	189,268
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 78,286,909 and 65,637,806 shares issued and outstanding as of December 31, 2024 and 2023, respectively	8	6
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 134,536,464 and 146,484,989 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	15
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid in capital	136,583	133,728
Accumulated deficit	(123,430)	(120,478)
Total BRC Inc.’s stockholders’ equity	13,174	13,271
Non-controlling interests	36,322	33,237
Total stockholders’ equity	49,496	46,508
Total liabilities and stockholders' equity	$227,382	$235,776
See notes to consolidated financial statements.

BRC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue, net	$391,490	$395,623	$301,313
Cost of goods sold	230,316	270,175	202,134
Gross profit	161,174	125,448	99,179
Operating expenses
Marketing and advertising	35,631	30,794	38,169
Salaries, wages and benefits	62,415	71,054	64,286
General and administrative	50,827	71,613	64,486
Other operating expense, net	8,453	2,198	—
Total operating expenses	157,326	175,659	166,941
Operating income (loss)	3,848	(50,211)	(67,762)
Non-operating income (expenses)
Interest expense, net	(11,325)	(6,330)	(1,593)
Other income, net	—	10	339
Change in fair value of earn-out liability	—	—	(209,651)
Change in fair value of warrant liability	—	—	(56,675)
Change in fair value of derivative liability	—	—	(2,335)
Total non-operating expenses	(11,325)	(6,320)	(269,915)
Loss before income taxes	(7,477)	(56,531)	(337,677)
Income tax expense	172	185	367
Net loss	$(7,649)	$(56,716)	$(338,044)
Less: Net loss attributable to non-controlling interest	(4,697)	(39,971)	(255,138)
Net loss attributable to BRC Inc.	$(2,952)	$(16,745)	$(82,906)

Net loss per share attributable to Class A Common Stock(1)
Basic and diluted	$(0.04)	$(0.27)	$(1.62)
Weighted-average shares of Class A Common Stock outstanding(1)
Basic and diluted	71,107,562	60,932,225	51,246,632

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

BRC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)

		Shares
	Members’ Interest	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	$(129,495)	—	—	—	$—	$—	$—	$—	$(19,996)	$—	$(149,491)
Equity-based compensation prior to Business Combination	308	—	—	—	—	—	—	—	—	—	308
Non-employee equity-based compensation prior to Business Combination	241	—	—	—	—	—	—	—	—	—	241
Series A preferred discount amortization prior to Business Combination	(6,621)	—	—	—	—	—	—	—	—	—	(6,621)
Repurchase of member units prior to Business Combination	(1,599)	—	—	—	—	—	—	—	—	—	(1,599)
Net loss prior to Business Combination	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Effect of Business Combination	137,166	44,009,874	139,106,323	1,388,125	4	14	—	(103)	(831)	(83,319)	52,931
Equity-based compensation after Business Combination	—	—	—	—	—	—	—	820	—	3,217	4,037
Non-employee equity-based compensation after Business Combination	—	—	—	—	—	—	—	—	—	608	608
First Tier vesting event	—	694,062	9,926,563	(694,062)	—	1	—	38,783	—	133,589	172,373
Second Tier vesting event	—	694,063	9,926,562	(694,063)	—	1	—	60,803	—	195,154	255,958
Warrant redemption	—	6,376,346	—	—	1	—	—	24,924	—	68,235	93,160
Applicable premium vesting	—	6,196	820,310	—	—	—	—	3,153	—	8,922	12,075
Common Unit redemption	—	5,880,733	(5,880,733)	—	—	—	—	1,128	—	(1,128)	—
Net loss after Business Combination	—	—	—	—	—	—	—	—	(80,215)	(255,138)	(335,353)
Balance at December 31, 2022	$—	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	—	2,148	—	4,826	6,974
Common Unit redemption	—	7,414,036	(7,414,036)	—	—	—	—	1,758	—	(1,758)	—
Employee stock purchase plan	—	157,044	—	—	—	—	—	673	—	—	673
Vesting of stock awards, net of shares withheld for taxes	—	405,452	—	—	1	(1)	—	(359)	—	—	(359)
Net loss	—	—	—	—	—	—	—	—	(16,745)	(39,971)	(56,716)
Balance at December 31, 2023	$—	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	—	3,627	—	6,980	10,607
Common Unit redemption	—	11,948,525	(11,948,525)	—	—	—	—	(802)	—	802	—
Employee stock purchase plan	—	144,017	—	—	—	—	—	518	—	—	518
Vesting of stock awards, net of shares withheld for taxes	—	554,015	—	—	2	(2)	—	(501)	—	—	(501)
Proceeds from exercise of stock options, net of taxes	—	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	—	(2,952)	(4,697)	(7,649)
Balance at December 31, 2024	$—	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(7,649)	$(56,716)	$(338,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,057	7,263	4,383
Equity-based compensation	10,607	6,974	6,079
Amortization of debt issuance costs	1,193	549	317
Loss on disposal of assets	1,848	4,763	—
Loss on impairment of assets	6,079	—	—
Paid-in-kind interest	2,535	—	—
Loss on extinguishment of debt	1,127	—	—
Other	173	311	849
Change in fair value of earn-out liability	—	—	209,651
Change in fair value of warrant liability	—	—	56,675
Change in fair value of derivative liability	—	—	2,335
Changes in operating assets and liabilities:
Accounts receivable, net	(8,627)	(2,766)	(14,895)
Inventories, net	(10,107)	(8,183)	(56,311)
Prepaid expenses and other assets	900	654	(184)
Accounts payable	6,806	21,557	(6,146)
Accrued liabilities	(7,890)	(1,811)	15,986
Deferred revenue and gift card liability	(7,112)	1,525	2,171
Operating lease liability	560	891	776
Other liabilities	10,808	22	168
Net cash provided by (used in) operating activities	11,308	(24,967)	(116,190)
Investing activities
Purchases of property, plant and equipment	(8,666)	(27,220)	(30,404)
Proceeds from sale of property and equipment	953	5,712	—
Net cash used in investing activities	(7,713)	(21,508)	(30,404)
Financing activities
Proceeds from issuance of long-term debt, net of discount	353,197	294,508	51,593
Debt issuance costs paid	(706)	(4,333)	(279)
Repayment of long-term debt	(361,565)	(268,230)	(38,761)
Payments of debt extinguishment costs	(1,040)	—	—
Financing lease obligations	(68)	(173)	3
Repayment of promissory note	(1,047)	(1,047)	—
Issuance of stock from the Employee Stock Purchase Plan	518	673	—
Proceeds from exercise of stock options	13	—	—
Distribution and redemption of Series A preferred equity	—	—	(127,853)
Proceeds from Business Combination, including PIPE investment	—	—	337,957
Payment of Business Combination costs	—	—	(31,638)
Redemption of Class A and Class B shares	—	—	(20,145)
Redemption of incentive units	—	—	(3,627)
Net cash (used in) provided by financing activities	(10,698)	21,398	167,250
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,103)	(25,077)	20,656
Cash and cash equivalents, beginning of period	12,448	38,990	18,334
Restricted cash, beginning of period	1,465	—	—
Cash and cash equivalents, end of period	$6,810	$12,448	$38,990
Restricted cash, end of period	$—	$1,465	$—
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Non-cash operating activities
(Derecognition) Recognition of right-of-use operating lease assets	$(8,043)	$18,547	$20,050
Recognition of revenue for inventory exchanged for prepaid advertising	$23,925	$28,901	$—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$304	$1,857	$2,279
Debt issuances costs accrued but not yet paid	$378	$—	$—
Series A preferred equity exchange for PIPE shares	$—	$—	$26,203
Series A preferred equity amortization	$—	$—	$5,390

Supplemental cash flow information
Cash paid for income taxes	$425	$562	$277
Cash paid for interest	$9,041	$4,483	$1,279
See notes to consolidated financial statements.

BRC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
Fiscal Years ended December 31, 2024, December 31, 2023, and December 31, 2022
1.Organization and Nature of Business
BRC Inc., a Delaware public benefit corporation (“BRC Inc.” or the “Company”), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the “Closing”) for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company has prepared the consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements reflect the financial position and operating results of the Company including its wholly-owned subsidiaries. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented. Intercompany transactions and balances have been eliminated in consolidation.
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
• Authentic Brands former management nominating or representing the majority of BRC Inc.'s Board of Directors (the “Board of Directors”);
• Authentic Brands representing the majority of the continuing operations of BRC Inc.; and
• The chief executive officer of Authentic Brands then having voting control of the combined company.
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

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification (“ASC”) 606. Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:
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
Deferred Revenue
Deferred revenue consists of amounts billed to or received from customers prior to delivery of products. The Company recognizes such amounts in revenues when the product is delivered.
Gift Cards
Gift cards can be purchased online through the Company’s website in digital or physical format. In addition, physical gift cards can be purchased at any of the Company-operated store locations and limited franchise owned stores. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in “Deferred revenue and gift card liability” on the consolidated balance sheets. Gift cards can be redeemed online through the Company’s website and at any of the Company-operated store locations and limited franchise owned stores. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income. The Company recognized $637 of breakage income related to unredeemed card balances for the year ended December 31, 2024, which reduces the related deferred revenue liability.

Loyalty Rewards Program
In August 2020, BRCC established its BRCC Loyalty Points rewards program (the “Loyalty Program”), which is primarily a spend-based program. BRCC customers who establish an online account are enrolled in the Loyalty Program. Under the program, there are multiple levels in which customers can participate and earn loyalty points. Subscription customers (customers in the BRCC Coffee Club or subscribed to another subscription product type) are in the highest tier and earn 5% on purchases. Non-subscription customers earn 1% on purchases. Any customer who spends $200 or more annually can also earn 5% on purchases after the spending criteria is met. In addition to earning points on purchases, customers can earn points through certain other activities. BRCC reserves the right in its sole discretion to modify, change, add, or remove activities which can be accomplished to earn points at any time. Under the Loyalty Program, customers may redeem rewards as they reach minimum thresholds per reward. The Company reserves the right to modify, change, add, or remove rewards and their points thresholds at any time. BRCC loyalty points will expire one year after they have been earned. Conversion of rewards are non-changeable after redemption, have no cash value, and are non-transferable. A portion of the rewards that are expected to expire and not be redeemed will be recognized as income over time. Based on historical expiration rates, the Company estimates a certain percentage of rewards to expire and reassesses this estimate on a quarterly basis.
The Company recognized $7,141, $398, and $1,033 of income related to expired loyalty rewards for the years ended December 31, 2024, 2023, and 2022, respectively, which was included in “Revenue, net” on the consolidated statement of operations.
The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC’s Loyalty Program points policy regarding expired points resulted in a reduction to the deferred revenue liability and an increase to revenue in our Direct-to-Consumer (“DTC”) Channel of $6,468 for the year ended December 31, 2024.
For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the years ended December 31, 2024, 2023, and 2022.
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
The Company’s license agreements also typically require upfront license fees such as initial fees paid for the execution of a license agreement. The fees associated with these agreements are typically billed and paid when a new license agreement becomes effective. The Company has determined the services it provides in exchange for upfront license fees, which primarily relate to initial license set up and are not individually distinct from the ongoing services it provides to its licensees. As a result, upfront license fees are recognized as revenue over the term of each respective license agreement, generally 10 years. Revenues for these upfront license fees are recognized on a straight-line basis, which is consistent with the licensee’s right to use and benefit from the intellectual property. Revenues from continuing fees and upfront license fees are presented within “Revenue, net” on the consolidated statements of operations.
Disaggregation of Revenue
The Company disaggregates revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The DTC channel principally comprises revenue from our e-commerce websites and subscription services directly to the consumer. The Outpost Retail Stores (“Outpost”) channel includes revenue from Company-operated stores, gift cards, franchise stores and licensing.
The following table disaggregates revenue by sales channel:

	Year Ended December 31,
	2024	2023	2022
Wholesale	$245,040	$225,059	$119,360
DTC	123,779	143,232	159,022
Outpost	22,671	27,332	22,931
Total net sales	$391,490	$395,623	$301,313
Substantially all revenue is derived from customers located in the United States. One Wholesale customer and its affiliate represents 28%, 26%, and 12% of total revenue for the years ended December 31, 2024, 2023, and 2022 respectively.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $560 and $244 as of December 31, 2024 and 2023, respectively, and included in “Accounts receivable, net” on the consolidated balance sheets.

Shipping and Handling Fees and Costs
Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of the performance obligation.
Segment Information
The Company reports operations as a single reportable segment and manages the business as a single-brand consumer products business. This is supported by the operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories or sales channels. In accordance with ASC 280, “Segment Reporting”, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews financial information on a consolidated basis and does not regularly review financial information for individual sales channels, product categories or geographic regions that would allow decisions to be made about allocation of resources or performance. The information reviewed by the CODM is consistent with the presentation on the consolidated statement of operations.
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
Accounts Receivable, Net
Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $593 and $496 as of December 31, 2024 and 2023, respectively.
Inventories, Net
Inventories are stated at the lower of cost, which approximates First In, First Out (“FIFO”), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories were $42,647 and $56,465 as of December 31, 2024 and 2023, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.
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
Identifiable Intangibles - Internal Use Software
In accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software, the Company capitalizes qualifying internal use software costs that are incurred during the application development stage if management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized internal use software costs are reported in property and equipment on the consolidated balance sheets and are amortized over the expected economic life of three years using the straight-line method once the software is ready for intended use. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation activities, including training and maintenance, are expensed as incurred. Capitalized software costs net of accumulated amortization are included as a component of “Property, plant and equipment, net” on the consolidated balance sheets.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and identifiable intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. These events primarily include current period losses combined with a history of losses or a decision to close a store. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections.
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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require that we pay certain expenses, such as common area maintenance costs, real estate taxes and other executory costs, of which any fixed portion would be included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our Company-operated Outposts, and their related costs are recorded within “General and administrative” expenses on the consolidated statement of operations.
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
Earn-out Liability
The earn-out shares that were payable in Common Units (as defined below) of Authentic Brands pursuant to the Business Combination Agreement were recorded as a liability under ASC 480, Distinguishing Liabilities from Equity, and the earn-out shares that were payable in BRC Inc. common stock pursuant to the Business Combination Agreement were recorded as a liability under ASC 815, Derivatives and Hedging. The earn-out liability was initially measured at fair value at the closing of the Business Combination using a Monte Carlo simulation in an option pricing framework that simulated the future path of the Company's stock price over the earn-out period. The earn-out shares vested in March and April 2022. The Company recognized the earn-out shares as liabilities at fair value and adjusted the earn-out shares to fair value at each reporting period. The earn-out liabilities were subject to re-measurement at each balance sheet date until vesting, and any change in fair value was recognized on the Company’s consolidated statement of operations.
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
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets (“DTA”) and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. DTAs and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.
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

Equity-Based Compensation
The Company recognizes the cost of equity-based compensation awards and incentive unit awards based on the fair value estimated in accordance with ASC 718, Stock Based Compensation. The Company records equity-based compensation expense for awards with only a service based vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity-based compensation expense for awards with market based vesting conditions is recorded based on the fair value of such awards at the grant date and recognized on an accelerated basis over the requisite service period. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect the Company’s historical experience and current market conditions. For more information, see Note 14, Equity-Based Compensation.
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
Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which four customers accounted for 63% of total outstanding receivables as of December 31, 2024 and three customers accounted for 55% of total outstanding receivables as of December 31, 2023. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.
Marketing and Advertising Expenses
The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Prepaid marketing and advertising expenses totaled $5,276 and $6,826 as of December 31, 2024 and 2023, respectively. This includes $5,040 and $6,129 of prepaid advertising as of December 31, 2024 and 2023, respectively, in connection with a transaction whereby prepaid advertising was received by BRCC in exchange for finished goods inventory and revenue was recognized for the amount of prepaid advertising credits received. For more information, see Note 5, Other Assets.
Fair Value Measurements
The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Secured Overnight Financing Rate (“SOFR”), or the PNC Base Rate (see further explanation of the Base Rate in Note 8, Long-Term Debt), plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2024, the Company had no Level 3 financial assets or liabilities.
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
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, "to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses". The FASB determined these amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 (early adoption is permitted). These amendments should be applied retrospectively to all prior periods presented in the financial statements. As of December 31, 2024, the Company implemented this standard and there has been no material change to the consolidated financial statements. Refer to Note 2, Summary of Significant Accounting Policies, Segment Information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which "enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information". The FASB determined that these amendments should be effective for public business entities for annual periods beginning after December 15, 2024 (early adoption is permitted). The Company plans to adopt ASU 2023-09 and related updates on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, “to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions.” The FASB determined this guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 (early adoption is permitted). The Company is currently evaluating the impact of these amendments on its consolidated financial statements and accompanying disclosures.
3.Inventories, Net
Inventories consist of the following (dollars in thousands):

	December 31,
	2024	2023
Coffee:
Unroasted	$3,180	$4,248
Finished Goods	16,502	10,515
Ready-to-Drink (raw materials)	10,206	14,652
Ready-to-Drink (finished goods)	9,545	21,600
Apparel and other merchandise	3,214	5,450
Total inventories, net	$42,647	$56,465
4.Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following (dollars in thousands):

	December 31,
	2024	2023
Building and leasehold improvements	$27,429	$29,098
Machinery and equipment	19,946	18,856
Computer equipment and software	17,814	6,847
Furniture and fixtures	2,949	2,856
Land	1,547	1,547
Vehicles	762	889
Construction in progress	10,925	21,602
Property, plant and equipment, gross	81,372	81,695
Less: accumulated depreciation and amortization	(22,168)	(13,369)
Total property, plant and equipment, net	$59,204	$68,326
The total depreciation expense for internal use software included in the above table was $4,504, $1,233 and $732 for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.
Substantially all long-lived assets are located in the United States.
Sale of Assets
The Company sold the land, building and improvements for one of BRCC's company-owned Outposts during the third quarter of 2023 for a total sale price of $1,500. The net book value of the assets sold was approximately $2,692 which resulted in a loss on the assets sale of $1,201, which reflected closing costs of approximately $9. This loss is presented within "Other operating expense, net" in the consolidated statements of operations. Simultaneously with the sale of the property, the Company entered into a lease with the buyer to continue the Company's operations of this Outpost location.
The Company sold an office property including the land, building and improvements during the third quarter of 2023 for a total sale price of $4,058. The net book value of the assets sold was approximately $2,648 which resulted in a gain on the asset sale of approximately $1,097, which reflected closing costs of approximately $313. This gain is presented within "Other operating expense, net" in the consolidated statements of operations.

Impairment of Assets
The Company recognized a total impairment loss on certain assets related to our BRCC Outposts during the fourth quarter of 2024 of $6,100, which consisted of approximately $3,500 for the carrying value of the related building improvements, machinery, and equipment and $2,600 for the right of use asset associated with these Outposts. The total loss on impairment of assets is presented within “Other operating expense, net” in the consolidated statements of operations.
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
During 2024, we entered into amendments to exchange additional finished goods inventory for prepaid advertising for a stated contract price of $19,487. Using the standalone selling price of finished goods sold to non-barter customers, the contract value was reduced by approximately $2,798 for inventory sold under these amendments.

Revenue and corresponding prepaid advertising is recognized based on the standalone selling price as the products are delivered. As of December 31, 2024 and 2023, we recognized $50,546 and $28,901 of other assets on our consolidated balance sheet, respectively. Based upon the period over which we expect to use these advertising credits, we concluded that $5,040 and $6,129 were current as of December 31, 2024 and 2023, respectively, and have been recorded as prepaid and other current assets on our consolidated balance sheets, and $45,506 and $22,772 were non-current and have been recorded as non-current prepaid marketing expense on our consolidated balance sheets as of December 31, 2024 and 2023, respectively. We recognized $23,925 and $28,901 of revenue for the year ended December 31, 2024 and 2023, respectively, on our consolidated income statement related to shipments of inventory in exchange for prepaid advertising under these contracts. We utilized $2,280 of prepaid advertising credits during the year ended December 31, 2024.
6. Accrued Liabilities
Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$5,873	$6,881
Accrued marketing	4,180	1,457
Accrued professional fees	3,014	2,240
Deferred purchase incentive	2,264	—
Accrued inventory purchases	2,175	8,859
Accrued sales and other taxes	1,164	1,329
Credit card liabilities	780	186
Accrued freight	478	4,616
Accrued interest	61	1,842
Other accrued expenses	7,911	7,501
Total accrued liabilities	$27,900	$34,911
Deferred purchase incentive
During the second quarter of 2024, we entered into an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. As part of this agreement we received a purchase incentive of $9,500 to compensate for incremental transition costs. An amendment to this agreement was entered into during the third quarter of 2024 whereby an additional purchase incentive of $4,000 was received. This purchase incentive will be recognized as a reduction of cost of sales based on units sold over five years. Recognition of this fee commenced during the third quarter of 2024 based upon the terms of the related agreement (as amended). $2,264 of the deferred purchase incentive is classified as current at December 31, 2024 based upon the amount expected to be recognized in the next twelve months, while $10,172 is classified as long-term and is recorded in other non-current liabilities on our consolidated balance sheet at December 31, 2024.

Restructuring Costs
During fiscal year 2023, management implemented a plan to reduce costs and improve efficiency of certain company-wide functions. The Company accounts for all exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Costs are recorded when management has committed to a plan and incurred a liability related to the plan. These costs primarily pertained to workforce reduction and other restructuring costs (to include advisory fees, terminated leases, and our Salt Lake City production shutdown).
Approximately 180 employees across the Company were terminated as part of management’s plan. The Company recorded $3,548 in 2023 for severance expenses in accordance with ASC 420. As of December 31, 2023, the Company had accrued severance costs of $1,037, which were fully paid out during the first half of fiscal year 2024. We incurred an additional $266 of severance costs in the first quarter of 2024. Severance costs are included in the consolidated statement of operations in the line “Salaries, wages and benefits”.
In addition to costs paid out for terminated employees, the Company recognized a total of $3,264 in costs related to advisory fees, fees for terminated leases, and costs related to our Salt Lake City production shutdown, all of which were paid out during fiscal 2023. The Company recognized $2,397 related to advisory fees and $358 related to terminated leases during 2023, which were included in the line “General and administrative” expenses in the consolidated statement of operations. The Company also recognized $508 of costs related to our Salt Lake City production shutdown, which were included in the line “Cost of goods sold” in the consolidated statement of operations.
As of December 31, 2024, accrued restructuring costs related to management’s 2023 plan, consisted of the following (dollars in thousands):

	Reduction in Workforce	Other Costs	Total Restructuring Costs
Balance as of January 1, 2023	$—	$—	$—
Costs incurred	3,548	3,264	6,812
Costs paid or settled	(2,511)	(3,264)	(5,775)
Balance as of December 31, 2023	$1,037	$—	$1,037
Costs incurred	266	—	266
Costs paid or settled	(1,303)	—	(1,303)
Balance as of December 31, 2024	$—	$—	$—
7. Deferred Revenue and Gift Card Liability
The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$11,030	$9,505	$7,334
Sales of gift cards	946	1,804	1,358
Redemption of gift cards	(1,379)	(1,489)	(912)
Increase from deferral of revenue	1,788	2,823	3,569
Decrease from revenue recognition	(2,832)	(3,560)	(3,587)
Loyalty Program points earned	2,049	3,508	2,499
Loyalty Program points redeemed/expired	(7,684)	(1,561)	(756)
Balance at end of period	$3,918	$11,030	$9,505

8. Long-Term Debt
The Company’s credit facilities and related balances were as follows (dollars in thousands):

	December 31,
	2024	2023
Term Loan Facility	$40,000	$50,000
ABL Facility	28,853	23,947
Notes payable	1,446	2,493
Total principal	70,299	76,440
Less debt issuance costs and original issue discount ("OID")	(5,225)	(5,460)
Long-term debt, net	$65,074	$70,980

Current maturities:
Current maturities of long-term debt	$2,047	$2,297
Long-term debt:
Non-current principal	$68,252	$74,143
Less non-current portion of debt issuance costs and OID	(5,225)	(5,460)
Long-term debt, net	$63,027	$68,683
Future contractual maturities of credit facilities (not including debt issuance costs) as December 31, 2024 are as follows (dollars in thousands):

Year ending December 31,
2025	$2,047
2026	2,400
2027	2,000
2028	2,000
2029	61,852
Total	$70,299
ABL Facility and Term Loan Facility
On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at December 31, 2024) (the “ABL Facility”).
On December 27, 2024 (the “Closing Date”), Authentic Brands and certain of its subsidiaries entered into a third amendment to the ABL Credit Agreement, and a Financing Agreement (the “Term Loan Financing Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”), by and among Authentic Brands, certain subsidiaries of Authentic Brands party thereto as “Borrowers” (the “Term Loan Borrowers”), and certain subsidiaries of Authentic Brands from time to time party thereto as “Guarantors” (collectively with Authentic Brands, the “Term Loan Guarantors”), Blue Torch Finance LLC, as administrative agent and collateral agent, pursuant to which the lenders thereunder provided the Term Loan Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $40,000 (the “Term Loan Facility”). The Term Loan Facility also includes an uncommitted accordion feature pursuant to which, under certain circumstances, including a maximum pro forma total net leverage ratio, the Term Loan Borrowers may, with the agreement of the lenders providing any such incremental loans, add one or more tranches of additional term loans in an aggregate principal amount not to exceed $20,000. The proceeds of the Term Loan Facility were issued net of a $1,000 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and will be amortized over the life of the Term Loan Financing Agreement. Debt issuance costs of $920 were incurred in connection with the origination of the Credit Agreements and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the Credit Agreements.

The obligations under the ABL Credit Agreement are guaranteed by each ABL Borrower and each Guarantor (as defined therein). The obligations under the ABL Credit Agreement are secured by a first priority lien on certain deposit accounts, cash and cash equivalents, credit card payments, accounts receivable, inventory and other related assets of the Guarantors (the “ABL Priority Collateral”) and a second priority lien on substantially all of the other assets of the Guarantors. The obligations under the Term Loan Financing Agreement are secured by a second priority lien on the ABL Priority Collateral and a first priority lien on substantially all of the other assets of the Guarantors.

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Term Loan Borrowers and ABL Borrowers to maintain (i) a maximum total net leverage ratio; (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of $7,500. The Credit Agreements also limit the ABL Borrowers and the Term Loan Borrowers ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

On the Closing Date, the Company used the proceeds from the Term Loan Facility and approximately $12,813 of borrowings under the ABL Facility (i) to retire the Company’s term loan credit facility with Whitehawk Capital Partners LP, (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes. A loss on extinguishment of debt of approximately $1,127 was recorded as a result of this early retirement of debt which has been reported in interest expense on our consolidated income statement.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. The amount available for advances will be reduced by $5,000 until the Borrowers have maintained a fixed charge coverage ratio of not less than 1.10 to 1.00 based on a trailing four fiscal quarter calculation as of December 31, 2024 (the date such condition is satisfied, the “Availability Block Release Date”). Our available borrowings under the ABL Credit Facility at December 31, 2024 was approximately $25,540, after the consideration of the $5,000 reduction required before the Availability Block Release Date.

Borrowings under the ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 0.50% to 1.50% or (ii) term SOFR plus a margin ranging from 1.50% to 2.50%. “Base Rate” means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. The ABL Borrowers are also required to pay certain fees in connection with the ABL Credit Agreement, including an unused commitment fee based on the average daily unused portion of the ABL Facility, equal to 0.375% on an annual basis. The ABL Credit Facility is scheduled to mature on December 27, 2029.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to either (i) a reference rate plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. The reference rate and term SOFR rate are subject to floors of 3.50% and 2.50%, respectively. The Term Loan Facility requires the Term Loan Borrowers to make quarterly principal repayments in an aggregate principal amount equal to (i) 0.625% of the original aggregate principal amount of the Term Loan commencing with the fiscal quarter ending March 31, 2025 through the first anniversary of the Closing Date, (ii) 1.25% of the original aggregate principal amount of the term loans extended thereunder commencing with the fiscal quarter ending after the first anniversary of the Closing Date through the maturity date of the Term Loan Facility. The Term Loan Facility is also subject to customary mandatory prepayment provisions, including payments of proceeds from asset dispositions, casualty events, extraordinary receipts and a percentage of excess cash flow. The Term Loan Borrowers may voluntarily prepay amounts outstanding under the Term Loan Facility at any time, subject in certain cases to a prepayment premium. The Term Loan Facility is scheduled to mature on December 27, 2029.
Notes Payable
In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of December 31, 2024, the total outstanding balance on these notes payable is $646.
In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of December 31, 2024, the outstanding balance on the notes payable is $800.

9.    Leases
As discussed in Note 2, Summary of Significant Accounting Policies, the majority of our leases are operating leases for our Company-operated Outposts. We also lease distribution, warehouse facilities, and corporate office facilities. We do not enter into material lease transactions with related parties. We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for underlying classes of assets.
The table below presents the components of lease costs for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating leases costs	$3,937	$3,906	$1,579
Short-term lease costs	309	335	201
Total lease costs	$4,246	$4,241	$1,780
The following table includes supplemental information:

	December 31,
	2024	2023	2022
Weighted-average remaining operating lease term (in years)	9.6	9.5	9.0
Weighted-average operating lease discount rate	4.59%	4.48%	4.56%
Cash paid related to operating lease liabilities was $3,422 for the year ended December 31, 2024.
The total operating lease liability arising from ROU assets was $31,610 for the year ended December 31, 2024.
Finance lease assets are recorded in property, plant, and equipment, net with the corresponding finance lease liabilities on the consolidated balance sheet.
Minimum future maturities of operating lease liabilities as of December 31, 2024 were as follows (dollars in thousands):

2025	$3,932
2026	3,848
2027	3,757
2028	3,659
2029	3,665
Thereafter	22,386
Total lease payments	41,247
Less imputed interest	(9,637)
Total	$31,610
We have not entered into any operating leases that have not yet commenced as of December 31, 2024.
As discussed in Note 4, Property, Plant and Equipment, Net, the Company recognized a total impairment loss on assets related to our BRCC Outposts of $6,100, which consisted of approximately $2,600 for the carrying value of the related right-of-use lease assets. This total loss on impairment of assets is presented within “Other operating expense, net” in the consolidated statements of operations.

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
The following table is a summary of the earn-out liability changes in fair value and the reported balances (dollars in thousands):

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
The following table is a summary of the warrants changes in fair value and the reported balances (dollars in thousands):

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
We analyzed the amendment to the Series A preferred units and determined that the amendment should be accounted for prospectively as a modification to the Series A preferred units. Additionally, as part of our assessment, we further considered whether the amendment resulted in any additional embedded features being bifurcated and accounted for separately as a freestanding derivative in accordance with ASC 815, Derivatives and Hedging.

Based on our analysis, we determined that the amendment to the Applicable Premium resulted in multiple redemption features which require the payment of the Applicable Premium as part of the settlement amount to be bifurcated from the Series A preferred units and accounted for separately as a freestanding derivative. The guidance in ASC 815, Derivatives and Hedging requires that in instances where multiple embedded features are bifurcated from the host contract, the bifurcated features shall be combined into a single compound derivative. Accordingly, the Company recognized the compound derivative at fair value and adjusted the compound derivative to fair value at each reporting period. The compound derivative was subject to re-measurement at each balance sheet date until the settlement of the derivative occurred with any changes in fair value recognized in the Company’s consolidated statement of operations.
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
The following table is a summary of the derivative liability changes in fair value and the reported balance (dollars in thousands):

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
Subsequent to the Business Combination, the Company's authorized capital stock consists of 2,802,500,000 shares including (i) 2,500,000,000 shares of Class A Common Stock, (ii) 300,000,000 shares of Class B Common Stock, (iii) 1,500,000 shares of Class C Common Stock, par value $0.0001 per share (the “Class C Common Stock”), and (iv) 1,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). The Class C Common Stock is divided into two series as follows: (a) 750,000 shares of Series C-1 Common Stock, par value $0.0001 per share; and (b) 750,000 shares of Series C-2 Common Stock, par value $0.0001 per share.
Holders of the Class A Common Stock and the Class B Common Stock are each entitled to one vote per share, and holders of the Class C Common Stock do not have any voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of our Class A Common Stock are entitled to receive dividends and other distributions as may from time to time be declared by the Board of Directors at its discretion out of legally available Company assets, ratably in proportion to the number of shares held by each such holder, and at such times and in such amounts as the Board of Directors in its discretion may determine. No dividends or other distributions will be declared or paid on the Class B Common Stock or the Class C Common Stock.
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

The Board of Directors may establish one or more classes or series of preferred stock. The Board of Directors may determine, with respect to any class or series of preferred stock, the terms and rights of such class or series. The Company currently does not have any preferred stock issued and outstanding.
Common Units are entitled to share in the profits and losses of Authentic Brands and to receive distributions declared and have no voting rights. Holders of Common Units receive one share of Class B Common Stock, which are voting, non-economic shares in the Company, for each Common Unit they own. Subject to the terms of the LLC Agreement, the Common Unit holders have the option to redeem all or any portion of their Common Units. However, upon redemption, the Board of Directors determines whether the Common Units are redeemed in cash or Class A Common Stock.
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
Non-Controlling Interests
Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than the Company. The Business Combination occurred on February 9, 2022. As a result, net loss for the year ended December 31, 2022 was attributed to pre-Business Combination period from January 1, 2022 through February 8, 2022 and to the post-Business Combination period from February 9, 2022 through December 31, 2022. During the pre-Business Combination period, net loss was attributable to Authentic Brands. During the post-Business Combination period, net loss was attributable to BRC Inc. and its respective non-controlling interests. Following the Business Combination, BRC Inc.’s ownership percentage in Authentic Brands’ controlling and noncontrolling interests was 22.5% and 77.5%, respectively. As of December 31, 2024, BRC Inc.’s ownership percentage in Authentic Brands’ controlling and non-controlling interests was 36.4% and 63.6%, respectively.
14.    Equity-Based Compensation
Incentive Units
Authentic Brands maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of December 31, 2024, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The Board of Directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the Board of Directors.
In May 2021, the Board of Directors approved a decrease in the participation threshold for equity Incentive Unit holders. The decrease was intended to offset the dilutive effect of the issuance of the Series A Redeemable Preferred Equity and related redemption of common units. The decrease in the participation threshold was accounted for as a modification and resulted in $2,749 of incremental compensation cost, of which $1,988 was recognized during the year ended December 31, 2021 including a cumulative adjustment at the time of the modification. The remaining incremental compensation will be recognized over the remaining service period of the awards.
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

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company did not change pricing models during the year, however, began to incorporate and consider the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan were established at grant date that must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date for the years ended December 31, 2024, 2023 and 2022:

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
The following table summarizes the changes in the number of Incentive Units for the years ended December 31, 2024, 2023 and 2022:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2022	175,992	$38.09
Granted	850	215.31
Forfeited	(2,989)	174.19
Repurchased	(1,832)	97.57
Business Combination	(157,811)	56.54
Granted and outstanding at December 31, 2022	14,210	$192.52
Granted	—	—
Forfeited	(5,625)	215.31
Granted and outstanding at December 31, 2023	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at December 31, 2024	8,472	$213.79
Vested at December 31, 2024	7,435	$213.57
As of December 31, 2024, 2023 and 2022, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized was $134, $421 and $2,268, respectively, over a weighted average period of approximately one year for 2024, two years for 2023 and three years for 2022.
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
In connection with the Business Combination, the Company adopted the 2022 Omnibus Incentive Plan (the “Omnibus Plan”), which replaced the 2018 Equity Incentive Plan, and the 2022 Employee Stock Purchase Plan (the “ESPP”) (see disclosed below).

Stock Options
The Company grants stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options is based upon a Black-Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value	$2.21	$2.58	$5.48
Expected dividend yield	—	—	—
Expected volatility	66%	65%	55%
Risk-free interest rate	4.32%	4.17%	2.40%
Options term (in years)	4.5	4.5	4.5
The Company computes expected volatility based on the annualized historical daily volatility of our stock as a publicly traded company. Prior to 2024, the date at which we had sufficient history as a public company to estimate our volatility, the computation of expected volatility was based on a weighted average of comparable public companies within the Company’s industry. The Company uses the “simplified method” prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.
The following table summarizes information about stock options activities for the years ended December 31, 2024, 2023 and 2022:

	Stock Options	Weighted Average Exercise Price
Granted and outstanding at February 9, 2022	518,180	$10.00
Granted	362,720	9.49
Forfeited	(88,530)	10.00
Outstanding at December 31, 2022	792,370	$9.77
Granted	3,813,166	4.66
Forfeited	(1,192,196)	6.43
Outstanding at December 31, 2023	3,413,340	$5.19
Granted	2,680,584	3.94
Forfeited	(666,967)	6.53
Exercised	(2,546)	$5.05
Outstanding at December 31, 2024	5,424,411	$4.41
Vested and exercisable at December 31, 2024	1,101,913	$5.07
As of December 31, 2024, 2023 and 2022, total unrecognized equity compensation expense related to stock options to be recognized was $7,540, $7,228 and $3,298, respectively, over a weighted average period of approximately two years for all three years.

Restricted Stock Units
The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock on the date of grant.
The following table summarizes information about the RSUs under the Omnibus Plan for the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted and outstanding at May 2, 2022	400,775	$13.70
Granted	484,054	8.56
Forfeited	(51,875)	13.70
Vested	(9,125)	13.70
Nonvested at December 31, 2022	823,829	$10.68
Granted	2,008,519	4.90
Forfeited	(685,484)	6.49
Vested	(461,909)	9.70
Nonvested at December 31, 2023	1,684,955	$5.77
Granted	1,726,212	4.02
Forfeited	(476,399)	5.16
Vested	(701,816)	5.87
Nonvested at December 31, 2024	2,232,952	$4.51
As of December 31, 2024, 2023 and 2022, total unrecognized equity compensation expense related to RSUs to be recognized was $7,031, $7,711 and $6,788, respectively, over a weighted average period of approximately two years for all three years.
Performance-Based Restricted Stock Units
On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of December 31, 2024. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date for December 31, 2024, 2023 and 2022:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21
As of December 31, 2024, 2023 and 2022, total unrecognized equity-based compensation expense related to PSUs to be recognized was $976, $1,901 and $3,863, respectively, over a weighted average period of approximately three years for 2024 and four years for 2023 and 2022.
Employee Stock Purchase Plan
In September 2022, the Company began offering shares of its Class A Common Stock under the ESPP adopted in connection with the Business Combination, whereby eligible employees may acquire an equity interest in the Company through payroll contributions. At the end of a six-month offering period, shares are purchased at 85% of the stock price at enrollment date or purchase date, whichever is lower.

15.    Defined Contribution Plan
The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $1,051, $951 and $990 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Net loss before income taxes was $7,477, $56,531 and $337,677 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had an income tax expense of $172, $185 and $367 for the year ended December 31, 2024, 2023 and 2022, respectively.
The components of the provision for income tax (benefit) provision are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense
Federal	$—	$—	$—
State	172	185	367
Total current expense	172	185	367
Deferred expense
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax (benefit) provision	$172	$185	$367
The Company recognized a tax expense of $172 on pre-tax book loss of $7,477. The Company has determined that its deferred tax assets require a full valuation allowance. As a result, the only tax expense recognized in the Company’s financials relate to state taxes at the Authentic Brands level.
Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate	Amount	Rate
Expected U.S. federal income taxes at statutory rate	$(1,570)	21.0%	$(11,872)	21.0%	$(70,912)	21.0%
State Taxes	150	(2.0)%	30	(0.1)%	(72)	—%
Loss attributable to non-controlling interests	1,088	(14.5)%	8,366	(14.8)%	54,050	(16.0)%
Valuation allowance	504	(6.8)%	3,649	(6.4)%	17,280	(5.1)%
Other	—	—%	12	—%	21	—%
Income tax expense (benefit)	$172	(2.3)%	$185	(0.3)%	$367	(0.1)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2024	2023	2022
Deferred tax assets:
Investment in partnership	$88,506	$83,483	$78,801
Net operating losses	14,330	11,209	5,212
Other	1,048	438	71
Total deferred tax assets before valuation allowance	103,884	95,130	84,084
Less: valuation allowance	(103,884)	(95,130)	(84,084)
Deferred tax assets - net of valuation allowance	—	—	—

Deferred tax liabilities	—	—	—
Total deferred tax liabilities	—	—	—
Deferred tax (liabilities) assets, net	$—	$—	$—
As of December 31, 2024, the Company had federal net operating loss carry forwards of $66,086. Federal losses can be carried forward indefinitely. The Company also has losses in various states that will begin to expire in 2043.
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. During the year ended December 31, 2024, management performed an assessment of the recoverability of DTAs. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its DTAs would not be realized and has recorded a full valuation allowance of $103,884 against its deferred tax assets.
Tax Receivable Agreement
As part of the Business Combination, the Company entered into Tax Receivable Agreements (the “TRA”) with certain shareholders that requires the Company to pay to such shareholders approximately 85% of the tax savings the Company realizes as a result of (i) increases in tax basis in Authentic Brands’ assets resulting from the redemption of existing preferred units of Authentic Brands, (ii) increase in tax basis resulting from the redemption of Common Units for consideration paid pursuant to the Business Combination Agreement, (iii) increases in tax basis resulting from future exchanges of Common Units for shares of the Company's stock or cash pursuant to the Amended and Restated LLC Agreement, (iv) pre-existing tax attributes of the Blocker Corp as well as certain (v) other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the TRA; however we estimate that such payments may be substantial. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by such LLC Unitholders, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
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
The Company has reviewed its DTAs and has determined that it is not more likely than not that it will be able to utilize them. Accordingly, it has established a full valuation allowance against its DTAs. In addition, Authentic Brands has four quarters of cumulative pre-tax losses adjusted for permanent items prior to consideration of any tax attributes covered by the TRA. The Company's only source of taxable income is Authentic Brands. As a result of the full valuation allowance against its DTAs, and Authentic Brands historic losses, the Company is not recording a TRA liability for the year ended December 31, 2024.

Uncertain Tax Positions
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The Company started filing tax returns for the year ended December 31, 2020 and subject to examination by taxing authorities for U.S. federal and state income tax purposes. The Company did not engage in any operations prior to the Business Combination. Authentic Brands LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Authentic Brands LLC has filed income tax returns for years through December 31, 2022. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. The Company has reviewed the tax profile to assess and determine whether any new or existing uncertainties exist. Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2024.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts):

	Year Ended December 31,		Period After Business Combination Through December 31,
	2024	2023	2022
Numerator:
Net loss	$(7,649)	$(56,716)	$(335,352)
Less: Net loss attributable to non-controlling interests	(4,697)	(39,971)	(252,185)
Net loss attributable to Class A Common Stock - basic and diluted	$(2,952)	$(16,745)	$(83,167)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	71,107,562	60,932,225	51,246,632

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.04)	$(0.27)	$(1.62)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	December 31,
	2024	2023	2022
Stock Options	5,424,411	3,413,340	792,370
Common Units	134,536,464	146,484,989	153,899,025
RSUs	2,232,952	1,684,955	823,829
PSUs	8,462,412	8,462,412	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,237,892	2,039,563
ESPP	69,661	77,841	50,549
Total units excluded from computation of diluted net loss per share	151,947,757	161,361,429	166,067,748

18.    Commitments and Contingencies
Purchase Agreements
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $42,370, $84,007, and $86,531 for the years ended December 31, 2024, 2023 and 2022, respectively.
The amounts in the table below represents the Company's future minimum purchase commitments as of December 31, 2024 (dollars in thousands):

Year ending December 31,
2025	$26,058
2026	30,018
2027	32,427
2028	15,141
2029	14,934
Total	$118,578
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
The Company has accrued $320 annually related to potential sales and other tax exposure as of each of December 31, 2024 and 2023, which is included in accrued liabilities on the accompanying consolidated balance sheets.

Legal Disputes
On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two alleged occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment sought $10,535 in compensatory damages, plus prejudgment interest. On November 8, 2024, the court granted in part, and denied in part, the respective motions for summary judgment, holding that the Company breached the warrant agreement by not allowing Tang Capital to exercise warrants, but determining that there were fact issues that need to be resolved at trial on the issue of Tang Capital’s alleged damages, including whether Tang could have mitigated its alleged damages. The case is currently set for trial in July 2025. The Company believes that it has meritorious defenses to the damage claims asserted against it and will defend itself vigorously in these proceedings and potentially on appeal; however, there can be no assurances that it will be successful in its efforts. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. These motions are currently pending. On October 3, 2024, SEI and the Company held a mediation, at which no agreement was reached. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. The Company believes that it has meritorious defenses to the claims asserted against it in the pending motions and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. $418 has been included in accrued liabilities related to this matter and this amount was paid to the counterparty in the first quarter of 2025.
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
On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied the Company’s motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. $2,700 has been included in accrued liabilities related to this matter.

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
Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2024 based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Resignation of Chief Financial Officer

On March 2, 2025, Steve Kadenacy, the Company’s Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer, notified the Company of his intention to resign effective as of the date on which the Company has hired a new Chief Financial Officer, and contingent upon such hiring of a Chief Financial Officer, or such other earlier date as the Board may determine (the “Effective Date”). Mr. Kadenacy’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 2, 2025, the Board appointed Mr. Kadenacy to the Board, effective as of, and contingent upon the occurrence of, the Effective Date.

Mr. Kadenacy, age 56, has served as the Company’s Chief Financial Officer since September 18, 2023. Mr. Kadenacy, who is the former Chief Financial Officer of AECOM, is a significant shareholder and has deep familiarity with BRCC’s operations and financial profile, having played an integral role in the business combination of BRCC and SilverBox, including serving as Chief Executive Officer of SilverBox Engaged Merger Corp until its merger with BRCC in February 2022. Mr. Kadenacy is a seasoned investment professional and former Fortune 200 operating executive with expertise in managing, building and growing global public organizations, most recently serving as Co-Managing Member of SilverBox Capital, an investment firm which he co-founded in 2017. With experience spanning over three decades, Mr. Kadenacy was also the CEO of Boxwood Merger Corp until its merger with Atlas Technical Consulting and then remained on the Board. Previously, Mr. Kadenacy held leadership roles at AECOM, a global engineering and technical services company, including serving as President, Chief Operating Officer, and Chief Financial Officer. Prior to his corporate career, Mr. Kadenacy was a Partner at KPMG in the Economic Consulting Practice and served as a member of the Board of Directors of ABM Industries, a provider of facility management services. Mr. Kadenacy also served on the Board of the YMCA of Greater Los Angeles and the Board of Trustees for UCLA’s Anderson School of Business. Mr. Kadenacy holds a bachelor’s degree in economics from UCLA and an MBA from USC.

In accordance with the Company’s non-employee director compensation policy that took effect in August 2021, as a non-employee director of the Company, effective as of, and contingent upon the occurrence of, the Effective Date, Mr. Kadenacy will be initially entitled to receive cash compensation in the amount of $50,000 per year for his service on the Board. Following the commencement of his service to the Board, Mr. Kadenacy will also be eligible for future annual grants with an aggregate grant date fair value of $125,000, rounded down to the nearest whole share, which shall vest in full on the first anniversary of the date of grant, subject to his continued service with the Company through the vesting date.

Mr. Kadenacy was not selected by the Board to serve as a director pursuant to any arrangement or understanding with any person. There are no family relationships between Mr. Kadenacy and any director or executive officer of the Company. There are no transactions between Mr. Kadenacy and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Appointment of Principal Accounting Officer

On March 2, 2025, the Board approved the appointment, effective immediately, of Robert Lee as Principal Accounting Officer of the Company.

Mr. Lee, 48, currently serves as the Company’s Vice President of Finance and Chief Accounting Officer and has held that position since February 2025. He previously served as the Company’s Vice President of Accounting from January 2024 to February 2025 and as the Company’s Senior Director of SEC Reporting from September 2023 to January 2024. Prior to joining the Company, Mr. Lee served as Principal Accounting Officer and Finance Director at Venator Materials PLC (formerly Huntsman Pigments and Additives) from March 2017 to September 2023. Mr. Lee earned his BBA in Accounting and MS in Finance from Texas A&M University.

There are no arrangements or understandings between Mr. Lee and any other person pursuant to which he was appointed as Principal Accounting Officer. There are no family relationships between Mr. Lee and any director or executive officer of the Company. There are no transactions between Mr. Lee and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Lee and the Company entered into an indemnification agreement, substantially in the form of the indemnification agreement filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022.

Mr. Lee is taking over the role of Principal Accounting Officer from Stephen Kadenacy.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2025 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2025 Annual Meeting of Stockholders.

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.5*	Amendment to By-Laws of the Company.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K/A filed on March 17, 2023 with the SEC).

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Company Form 10-K filed on March 16, 2022 with the SEC).

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

10.5
First Amendment to Credit Agreement, dated November 3, 2023, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time part thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.6
Second Amendment to Credit Agreement, dated January 25, 2024, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC from time to time party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time part thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.7
Third Amendment to Credit Agreement, dated as of December 27, 2024, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and PNC Bank, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2024 with the SEC).

10.8
Financing Agreement, dated as of December 27, 2024, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and Blue Torch Finance LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2024 with the SEC).

10.9#	BRC Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.10#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.11#	BRC Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.12#	Form of Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 the Company’s Form S-8 filed on April 19, 2022 with the SEC).

10.13#
Employment Agreement, dated as of December 29, 2022 between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.14#
First Amendment to Employment Agreement, dated as of November 6, 2023, between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.15#	Letter Agreement, dated as of December 22, 2023, between Evan Hafer and BRC Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.16#
Founder Stock Award Agreement, dated as of December 29, 2022, by and between BRC Inc. and Evan Hafer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.17#
Letter Agreement, dated as of December 22, 2023, between Christopher Mondzelewski and BRC Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.18#
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

10.20#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.21#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

19*	Insider Trading Policy.

21*	List of Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included in signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy of BRC Inc. (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
__________________________________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

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

BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
March 3, 2025		Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 3, 2025.

Signature	Title

/s/ Christopher Mondzelewski	Chief Executive Officer, Director
Christopher Mondzelewski	(Principal Executive Officer)

/s/ Stephen Kadenacy	Chief Financial Officer
Stephen Kadenacy	(Principal Financial Officer)

/s/ Robert Lee	Vice President of Finance and Chief Accounting Officer
Robert Lee	(Principal Accounting Officer)

/s/ Lawrence Molloy	Director
Lawrence Molloy

/s/ Katy Dickson	Director
Katy Dickson

/s/ Evan Hafer	Director and Executive Chairman
Evan Hafer

/s/ Clayton Hutmacher	Director
Clayton Hutmacher

/s/ Steven Taslitz	Director
Steven Taslitz

/s/ Glenn Welling	Director
Glenn Welling