Form 10-Q
period 2025-03-31
BRC Inc.
filed 2025-05-05
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 28, 2025, the registrant had (i) 78,697,074 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 134,523,964 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding the Company's intentions, beliefs or current expectations concerning, among other things, results of operations, the Company's financial condition, liquidity, prospects, growth, strategies, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, the markets in which the Company operates as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Quarterly Report and management's expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

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
•Failure to protect against cybersecurity threats, software vulnerabilities, or hardware security risks; and
•Other risks and uncertainties indicated in Part II. Item 1A. Risk Factors this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “2024 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2024 Form 10-K and described under "Item 1A. Risk Factors" in Part II of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,902	$6,810
Accounts receivable, net	27,005	33,604
Inventories, net	50,498	42,647
Prepaid expenses and other current assets	13,657	12,410
Total current assets	95,062	95,471
Property, plant and equipment, net	56,645	59,204
Operating lease, right-of-use asset	26,111	26,703
Non-current prepaid marketing expenses	44,590	45,506
Identifiable intangibles, net	344	359
Other	138	139
Total assets	$222,890	$227,382
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,134	$38,817
Accrued liabilities	30,661	27,900
Deferred revenue and gift card liability	3,814	3,918
Current maturities of long-term debt	2,297	2,047
Current operating lease liability	2,433	2,523
Current maturities of finance lease obligations	12	13
Total current liabilities	73,351	75,218
Non-current liabilities:
Long-term debt, net	66,472	63,027
Finance lease obligations, net of current maturities	18	—
Operating lease liability	28,456	29,087
Other non-current liabilities	10,408	10,554
Total non-current liabilities	105,354	102,668
Total liabilities	178,705	177,886
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 78,609,684 and 78,286,909 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 134,536,464 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	137,470	136,583
Accumulated deficit	(126,318)	(123,430)
Total BRC Inc.'s stockholders' equity	11,173	13,174
Non-controlling interests	33,012	36,322
Total stockholders' equity	44,185	49,496
Total liabilities and stockholders' equity	$222,890	$227,382
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$89,974	$98,392
Cost of goods sold	57,502	56,207
Gross profit	32,472	42,185
Operating expenses
Marketing and advertising	11,322	7,609
Salaries, wages and benefits	13,563	15,261
General and administrative	11,786	15,346
Other operating expense, net	1,233	14
Total operating expenses	37,904	38,230
Operating income (loss)	(5,432)	3,955
Non-operating expenses
Interest expense, net	(2,370)	(2,051)
Total non-operating expenses	(2,370)	(2,051)
Income (loss) before income taxes	(7,802)	1,904
Income tax expense	44	49
Net income (loss)	$(7,846)	$1,855
Less: Net income (loss) attributable to non-controlling interest	(4,958)	1,307
Net income (loss) attributable to BRC Inc.	$(2,888)	$548

Net income (loss) per share attributable to Class A Common Stock
Basic and diluted	$(0.04)	$0.01
Weighted-average shares of Class A Common Stock outstanding
Basic	78,411,354	66,312,366
Diluted	78,411,354	66,597,626

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	100,626	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	222,149	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance at March 31, 2025	78,609,684	134,536,464	—	$8	$13	$—	$137,470	$(126,318)	$33,012	$44,185

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$(7,846)	$1,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,576	2,413
Equity-based compensation	2,591	1,952
Amortization of debt issuance costs	266	301
Loss on disposal of assets	839	511
Paid-in-kind interest	1,234	—
Other	350	315
Changes in operating assets and liabilities:
Accounts receivable, net	6,586	58
Inventories, net	(7,851)	(2,405)
Prepaid expenses and other assets	(25)	(1,892)
Accounts payable	(4,401)	7,264
Accrued liabilities	2,511	(2,331)
Deferred revenue and gift card liability	(104)	(3,468)
Operating lease liability	(721)	371
Other liabilities	(146)	(30)
Net cash provided by (used in) operating activities	(4,141)	4,914
Investing activities
Purchases of property, plant and equipment	(1,173)	(2,718)
Proceeds from sale of property and equipment	—	41
Net cash used in investing activities	(1,173)	(2,677)
Financing activities
Proceeds from issuance of long-term debt, net of discount	98,904	21,829
Debt issuance costs paid	(147)	(164)
Repayment of long-term debt	(96,162)	(32,224)
Financing lease obligations	17	20
Repayment of promissory note	(400)	(400)
Issuance of stock from the Employee Stock Purchase Plan	194	251
Net cash provided by (used in) financing activities	2,406	(10,688)
Net decrease in cash, cash equivalents and restricted cash	(2,908)	(8,451)
Cash and cash equivalents, beginning of period	6,810	12,448
Restricted cash, beginning of period	—	1,465
Cash and cash equivalents, end of period	$3,902	$3,997
Restricted cash, end of period	$—	$1,465

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2025	2024
Non-cash operating activities
Derecognition of right-of-use operating lease assets	$—	$(1,955)
Recognition of revenue for inventory exchanged for prepaid advertising	$—	$8,487

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$22	$622

Supplemental cash flow information
Cash paid for income taxes	$72	$58
Cash paid for interest	$756	$1,816

See accompanying notes to consolidated financial statements.

BRC Inc.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
(unaudited)

1.Organization and Nature of Business

BRC Inc., a Delaware public benefit corporation ("BRC Inc." or the "Company"), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation ("SilverBox"), Authentic Brands LLC, a Delaware limited liability company ("Authentic Brands"), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the "Closing") for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.

BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and Authentic Brands' subsidiaries, all of which are consolidated in these financial statements. Authentic Brands, through its wholly-owned subsidiaries, purchases, roasts, and sells high quality coffee, coffee accessories, energy drinks and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands, which include Black Rifle Coffee Company ("BRCC").

Unless the context indicates otherwise, references to "the Company," "we," "us" and "our" refers to BRC Inc. and its consolidated subsidiaries following the closing of the Business Combination.

2.Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company has prepared the accompanying consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. The consolidated financial statements reflect the financial position and operating results of the Company including its wholly-owned subsidiaries. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods presented. Intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2025.

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
•Authentic Brands former management nominating or representing the majority of BRC Inc.'s Board of Directors
(the "Board of Directors");
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

Sources and Timing of Revenue

The Company's revenue is primarily derived from product sales through its e-commerce websites and to Wholesale customers who sell the products to end users. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders are recorded as deferred revenue prior to delivery of products. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and recognizes revenue based on these estimates at the end of the period. Delivery date estimates are based on average transit times calculated based on factors such as the type of carrier, the fulfillment source, the delivery destination and historical transit time experience. Actual shipping times may differ from the Company's estimates. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.

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

Gift Cards

Gift cards can be purchased online through the Company's website in digital or physical format. In addition, physical gift cards can be purchased at any of the Company-operated store locations and limited franchise owned stores. When a gift card is purchased, the Company recognizes a corresponding liability for the full amount of the gift card, which is recorded in "Deferred revenue and gift card liability" on the consolidated balance sheets. Gift cards can be redeemed online through the Company's website and at any of the Company-operated store locations and limited franchise owned stores. When a gift card is redeemed, the Company reduces the corresponding liability and recognizes revenue. There are no expiration dates to the gift cards. While the Company will continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption, based on historical experience, is deemed to be remote for certain cards due to long periods of inactivity. In these circumstances if the Company also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, unredeemed card balances may then be recognized as breakage income, which is included in "Revenue, net" on the consolidated statements of operations.

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

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy regarding expired points resulted in a reduction to the deferred revenue liability and an increase to revenue in our DTC Channel of $3,361 for the three months ended March 31, 2024.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three months ended March 31, 2025 and 2024.

Franchise Store Revenues

Franchise rights may be granted through franchise agreements that set out the terms of the arrangement with the franchisee. The franchise agreements require that the franchisee remit continuing fees to the Company as a percentage of the applicable store’s revenues in exchange for the license of the intellectual property associated with BRCC’s brands. A portion of these fees are dedicated for national marketing campaigns, promotional programs and materials, and other activities that we believe enhance the image of the BRCC brand. Continuing fees represent a portion of the consideration the Company receives under the franchise agreement. Continuing fees are typically billed and collected weekly. Continuing fees are recognized as the related store sales occur. Revenues from continuing fees are included in "Revenue, net" on the consolidated statements of operations.

Under the franchise agreements, BRCC sells products and equipment to its franchisees. The revenue associated with these product and equipment sales are recognized when control passes to the franchisee, typically at the date of delivery of the merchandise to the franchisee and in an amount that reflects the expected consideration to be received in exchange for such goods.

The franchise agreements also typically require upfront franchise fees such as initial fees paid for the execution of a franchise agreement. The fees associated with these agreements are typically billed and paid when a new franchise agreement becomes effective. The Company has determined that the services it provides in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services provided to the Company’s franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise agreement, generally 10 years. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property associated with BRCC's brands. The current portion of revenues from upfront franchise fees are included in "Deferred revenue and gift card liability" and the long-term portion of revenues from upfront franchisee fees are included in "Other non-current liabilities" on the consolidated balance sheets.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Wholesale	$56,791	$60,428
DTC	27,720	32,614
Outpost	5,463	5,350
Total net sales	$89,974	$98,392

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 33% and 29% of revenue for the three months ended March 31, 2025 and 2024, respectively.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $467 and $560 as of March 31, 2025 and December 31, 2024, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.

Shipping and Handling Fees and Costs

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of the performance obligation.

Segment Information

The Company reports operations as a single reportable segment and manages the business as a single-brand consumer products business. This is supported by the operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories or sales channels. In accordance with ASC 280, "Segment Reporting", the Company's chief operating decision maker ("CODM") has been identified as the Chief Executive Officer, who reviews financial information on a consolidated basis and does not regularly review financial information for individual sales channels, product categories or geographic regions that would allow decisions to be made about allocation of resources or performance. The information reviewed by the CODM is consistent with the presentation on the consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold includes product costs, labor costs, occupancy costs, outbound shipping costs, handling and fulfillment costs, credit card fees, and royalty fees, and is recorded in the period incurred.

In 2024, the Company received a purchase incentive to compensate for incremental transition costs as part of an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. The purchase incentive is recognized as a reduction of cost of sales based on units sold over the term of the agreement. The amount of the deferred fees related to the purchase incentive to be recognized in the next twelve months is classified as current in the financial line item “Accrued liabilities” while the remainder of the deferred fees related to the purchase incentive is recorded in “Other non-current liabilities" on the consolidated balance sheets. Refer to Note 6, Accrued Liabilities for information about changes in the current portion of deferred purchase incentive fees as of March 31, 2025 and December 31, 2024.

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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $626 and $593 as of March 31, 2025 and December 31, 2024, respectively.

Inventories, Net

Inventories are stated at the lower of cost, which approximates First In, First Out ("FIFO"), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories, net were $50,498 and $42,647 as of March 31, 2025 and December 31, 2024, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

Property, Plant and Equipment, Net

Property, plant and equipment, net are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the related assets or the term of the related finance lease, whichever is shorter. Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are derecognized, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs are charged to earnings as incurred; significant renewals and improvements are capitalized.

Estimated useful lives are as follows:

Estimated Useful Lives
Land	—
Building and Leasehold improvements	5 - 39 years
Computer equipment and software	3 years
Machinery and equipment	5 - 15 years
Vehicles	5 years

Identifiable Intangibles - Internal Use Software

In accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, the Company capitalizes qualifying internal use software costs that are incurred during the application development stage if management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized internal use software costs are reported in property and equipment on the consolidated balance sheets and are amortized over the expected economic life of three years using the straight-line method once the software is ready for intended use. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation activities, including training and maintenance, are expensed as incurred. Capitalized software costs net of accumulated amortization are included as a component of "Property, plant and equipment, net" on the consolidated balance sheets.

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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require that we pay certain expenses, such as common area maintenance costs, real estate taxes and other executory costs, of which any fixed portion would be included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our Company-operated Outposts, and their related costs are recorded within "General and administrative" expenses on the consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets ("DTA") and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. DTAs and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. The Company records interest and penalty expense related to income taxes as interest and other expense, respectively.

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

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which four customers accounted for 54% of total outstanding receivables as of March 31, 2025 and four customers accounted for 63% of total outstanding receivables as of December 31, 2024. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Marketing and advertising expenses totaled $11,322 and $7,609 for the three months ended March 31, 2025 and 2024, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2025, the Company had no Level 3 financial assets or liabilities.

Comprehensive Income (Loss)

The Company has no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which "enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information". The FASB determined that these amendments should be effective for public business entities for annual periods beginning after December 15, 2024 (early adoption is permitted). The Company has adopted ASU 2023-09, effective January 1, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, “to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions.” The FASB determined this guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 (early adoption is permitted). The Company is currently evaluating the impact of this amendment on its consolidated financial statements and accompanying disclosures.

3.Inventories, Net

Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)

Coffee and Energy:
Unroasted	$5,268	$3,180
Finished Goods	15,400	16,502
Ready-to-Drink (raw materials)	8,725	10,206
Ready-to-Drink (finished goods)	17,219	9,545
Apparel and other merchandise	3,886	3,214
Total inventories, net	$50,498	$42,647

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)

Building and leasehold improvements	$27,476	$27,429
Machinery and equipment	20,041	19,946
Computer equipment and software	19,024	17,814
Furniture and fixtures	2,949	2,949
Land	1,547	1,547
Vehicles	762	762
Construction in progress	9,544	10,925
Property, plant, and equipment, gross	81,343	81,372
Less: accumulated depreciation and amortization	(24,698)	(22,168)
Total property, plant and equipment, net	$56,645	$59,204

The total depreciation expense for internal use software was $1,334 and $989 for the three months ended March 31, 2025 and 2024, respectively.

All long-lived assets are located in the United States.

5.Other Assets

As of March 31, 2025 and December 31, 2024, we reported $49,630 and $50,546 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for finished goods inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits, we concluded that $5,040 were current as of both March 31, 2025 and December 31, 2024, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $44,590 and $45,506 were non-current and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the finished goods inventory. We did not recognize revenue related to shipments of inventory in exchange for prepaid advertising credits in the first quarter of 2025. We recognized $8,487 of revenue for the three months ended March 31, 2024, on the consolidated statements of operations related to shipments of inventory in exchange for prepaid advertising. We utilized $916 and $1,532 of prepaid advertising credits for the three months ended March 31, 2025 and 2024, respectively.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)

Accrued compensation and benefits	$6,503	$5,873
Accrued marketing	3,794	4,180
Accrued professional fees	3,194	3,014
Accrued inventory purchases	2,861	2,175
Deferred purchase incentive	2,264	2,264
Accrued sales and other taxes	1,148	1,164
Accrued freight	909	478
Credit card liabilities	505	780
Accrued interest	390	61
Other accrued expenses	9,093	7,911
Total accrued liabilities	$30,661	$27,900

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$3,918	$11,030
Sales of gift cards	325	1,729
Redemption of gift cards	(395)	(1,793)
Increase from deferral of revenue	1,760	2,295
Decrease from revenue recognition	(1,784)	(2,832)
Loyalty Program points earned	317	721
Loyalty Program points redeemed/expired	(327)	(3,588)
Balance at end of period	$3,814	$7,562

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)

Term Loan Facility	$39,750	$40,000
ABL Facility	33,078	28,853
Notes payable	1,047	1,446
Total principal	73,875	70,299
Less debt issuance costs and original issue discount ("OID")	(5,106)	(5,225)
Long-term debt, net	$68,769	$65,074

Current maturities:
Current maturities of long-term debt	$2,297	$2,047
Long-term debt:
Non-current principal	$71,578	$68,252
Less non-current portion of debt issuance costs and OID	(5,106)	(5,225)
Long-term debt, net	$66,472	$63,027

Future contractual maturities of credit facilities (not including debt issuance costs) as of March 31, 2025 are as follows (dollars in thousands, unaudited):

Remainder of 2025	$1,397
2026	2,400
2027	2,000
2028	2,000
2029	66,078
Total	$73,875

ABL Facility and Term Loan Facility

On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at March 31, 2025) (the “ABL Facility”).

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Term Loan Borrowers and ABL Borrowers to maintain (i) a maximum total net leverage ratio (4.00 to 1.00 for fiscal quarter ended March 31, 2025 and the end of each fiscal quarter through fiscal quarter ended September 30, 2025; 3.50 to 1.00 for fiscal quarter ended December 31, 2025 and the end of each fiscal quarter through fiscal quarter ended September 30, 2026; and 3.00 to 1.00 for fiscal quarter ended December 31, 2026 and the end of each fiscal quarter thereafter); (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of $7,500. The Credit Agreements also limit the ABL Borrowers and the Term Loan Borrowers ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

On the Closing Date, the Company used the proceeds from the Term Loan Facility and approximately $12,813 of borrowings under the ABL Facility (i) to retire the Company’s term loan credit facility with Whitehawk Capital Partners LP, (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. Our available borrowings under the ABL Credit Facility at March 31, 2025 was approximately $18,187.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of March 31, 2025, the total outstanding balance on these notes payable is $647.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of March 31, 2025, the outstanding balance on the notes payable is $400.

9.Stockholders’ Equity

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

Non-Controlling Interests

Non-controlling interests represents the ownership interests in Authentic Brands held by holders other than the Company. As of March 31, 2025, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 36.4% and 63.6%, respectively.

10.Equity-Based Compensation

Incentive Units

Authentic Brands' maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of March 31, 2025, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The Board of Directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the Board of Directors.

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company utilized the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan, were established at the grant date and must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date for the three months ended March 31, 2025 and 2024:

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

The following table summarizes the changes in the number of Incentive Units for the three months ended March 31, 2025 and 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2025	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2025	8,472	$213.79
Vested at March 31, 2025	7,745	$213.64

Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2024	8,585	$213.81
Vested at March 31, 2024	6,507	$213.33

The total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized was $83 and $351, respectively, over a weighted average period of approximately one year and two years, respectively, for the three months ended March 31, 2025 and 2024.

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

Stock Options

The Company grants stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options is based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

	Three Months Ended March 31,
	2025	2024
Weighted average grant date fair value	$1.27	$2.18
Expected dividend	—	—
Expected volatility	71%	65%
Risk-free interest rate	4.05%	4.37%
Options term (in years)	4.5	4.5

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

The following table summarizes information about stock options activities for the three months ended March 31, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	5,424,411	$4.41
Granted	3,752,998	2.16
Forfeited	(311,245)	3.87
Outstanding at March 31, 2025	8,866,164	$3.47
Vested and exercisable at March 31, 2025	752,646	$4.15

Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,371,128	3.91
Forfeited	(226,832)	6.18
Outstanding at March 31, 2024	5,557,636	$4.60
Vested and exercisable at March 31, 2024	100,468	$9.51

The total unrecognized equity compensation expense related to stock options to be recognized was $10,667 and $10,901, respectively, over a weighted average period of approximately two years for both the three months ended March 31, 2025 and 2024.

Restricted Stock Units

The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the three months ended March 31, 2025 and 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	2,232,952	$4.51
Granted	1,918,394	2.15
Forfeited	(131,652)	4.01
Vested	(319,081)	4.05
Nonvested at March 31, 2025	3,700,613	$3.35

Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,079,772	3.91
Forfeited	(150,329)	5.63
Vested	(35,349)	6.59
Nonvested at March 31, 2024	2,579,049	$4.99

The total unrecognized equity compensation expense related to RSUs to be recognized was $9,372 and $9,751, respectively, over a weighted average period of approximately two years for both the three months ended March 31, 2025 and 2024.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of March 31, 2025. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date for the three months ended March 31, 2025 and 2024:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

The total unrecognized equity-based compensation expense related to PSUs to be recognized was $777 and $1,614, respectively, over a weighted average period of approximately two years and three years, respectively, for the three months ended March 31, 2025 and 2024.

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

On March 8, 2025, the Company issued 100,626 shares for a total of $183 during the six-month offering period from September 9, 2024 through March 8, 2025.

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $211 and $204 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company’s U.S. federal and state income tax returns for the tax years 2020 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the Authentic Brands’ U.S. income tax return for 2021. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Our effective tax rate for the period ended March 31, 2025 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our DTAs. Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(7,846)	$1,855
Less: Net income (loss) attributable to non-controlling interests	(4,958)	1,307
Net income (loss) attributable to Class A Common Stock - basic and diluted	$(2,888)	$548

Denominator:
Weighted-average shares of Class A Common Stock outstanding - Basic	78,411,354	66,312,366
Weighted-average effect of dilutive securities:
RSUs	—	283,453
ESPP	—	1,807
Weighted-average shares of Class A Common Stock outstanding - Diluted	78,411,354	66,597,626

Net income (loss) per share attributable to Class A common stockholders, basic and diluted	$(0.04)	$0.01

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A common stockholders because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	8,866,164	5,557,636
Common Units	134,536,464	145,079,865
RSUs	3,700,613	287,420
PSUs	8,462,412	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,237,892
ESPP	114,868	76,476
Total units excluded from computation of diluted net income (loss) per share	156,902,378	160,701,701

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $15,164 and $11,744 for the three months ended March 31, 2025 and 2024, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of March 31, 2025 (dollars in thousands, unaudited):

Remainder of 2025	$20,043
2026	30,018
2027	32,427
2028	15,141
2029	14,934
Total	$112,563

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of both March 31, 2025 and December 31, 2024, which is included in "Accrued liabilities" on the consolidated balance sheets.

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

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly-owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. In connection with this settlement, the Company paid SEI $418. On March 30, 2025, both SEI motions for reconsideration of the order granting the partial motion to dismiss and for leave to amend its complaint were denied by the court. SEI filed a notice to appeal the denial of reconsideration on April 9, 2025. On April 14, 2025, the Company filed a motion for attorneys fees, which currently remains pending. The Company believes that it has meritorious defenses to the claims asserted against it in the pending motions and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

On May 15, 2024, Alta Partners, LLC (“Alta”) filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleges breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other costs and disbursements. The Company moved to dismiss the Complaint, but on February 18, 2025, the Magistrate Judge issued a report recommending denial of the motion. The District Judge adopted the report on March 6, 2025, and the parties are currently engaged in discovery. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings; however, the Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly-owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied the Company’s motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The parties are currently engaged in discovery. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. $2,700 has been included in accrued liabilities related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

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

Trends

Certain trends affecting our business within the respective sales channels are as follows:

•Wholesale channel revenue increased as we added new customers and continued to expand our presence in the Food, Drug, and Mass ("FDM") market. We expect further revenue growth in this channel as we invest in customer acquisition, new product launches, and distribution expansion in the FDM market.

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

Our Ability to Drive Repeat Purchases of Our Products

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

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for three months ended March 31, 2025 and 2024. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Revenue, net	$89,974	$98,392
Cost of goods sold	57,502	56,207
Gross profit	32,472	42,185
Operating expenses
Marketing and advertising	11,322	7,609
Salaries, wages and benefits	13,563	15,261
General and administrative	11,786	15,346
Other operating expense, net	1,233	14
Total operating expenses	37,904	38,230
Operating income (loss)	(5,432)	3,955
Non-operating expenses
Interest expense, net	(2,370)	(2,051)
Total non-operating expenses	(2,370)	(2,051)
Income (loss) before income taxes	(7,802)	1,904
Income tax expense	44	49
Net income (loss)	$(7,846)	$1,855

Components of Our Operating Income (Loss)

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue, net	$89,974	$98,392	$(8,418)	(9)%
Cost of goods sold	57,502	56,207	1,295	2%
Gross profit	$32,472	$42,185	$(9,713)	(23)%
Gross margin(1)	36%	43%
Total operating expenses	$37,904	$38,230	$(326)	(1)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the three months ended March 31, 2025 decreased $8.4 million, or 9%, to $90.0 million as compared to $98.4 million for the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Wholesale	$56,791	$60,428	$(3,637)	(6)%
DTC	27,720	32,614	(4,894)	(15)%
Outpost	5,463	5,350	113	2%
Total net sales	$89,974	$98,392	$(8,418)	(9)%

Net revenue for our Wholesale channel for the three months ended March 31, 2025, decreased $3.6 million, or 6%, to $56.8 million as compared to $60.4 million for the corresponding period in 2024. The Wholesale channel decline was primarily driven by a $8.5 million decrease in revenue recognized related to a barter transaction in the first quarter of 2024, whereby we exchanged finished goods inventory for prepaid advertising credits. The decline was partially offset by growth in packaged coffee distribution at FDM retailers, expansion of ready-to-drink coffee distribution, and increased sales through online retailers.

Net revenue for our DTC channel for the three months ended March 31, 2025 decreased $4.9 million, or 15%, to $27.7 million as compared to $32.6 million for the corresponding period in 2024. The decline was primarily driven by the impact of a $3.4 million decrease in the accrual for loyalty rewards points in the first quarter of 2024 following a change in policy on expiration of points. In addition, our DTC channel experienced lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers.

Net revenue for our Outpost channel for the three months ended March 31, 2025, increased $0.1 million, or 2%, to $5.5 million as compared to $5.4 million for the corresponding period in 2024. The increase was primarily driven by higher franchise fees and increased average order values, supported by efforts to drive add-on and bundled purchases through company-owned retail stores.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2025 increased $1.3 million, or 2%, to $57.5 million as compared to $56.2 million for the corresponding period in 2024. Gross margin decreased to 36% for the three months ended March 31, 2025 as compared to 43% for the corresponding period in 2024. The decrease in gross margin was driven by the decrease in revenue as a result of the decrease in the accrual for loyalty reward points in the first quarter of 2024. The decline also reflected higher coffee bean prices and increased investments in trade and pricing, partially offset by productivity improvements and favorable mix.

Operating expenses

Total operating expenses for the three months ended March 31, 2025 decreased $0.3 million, or 1%, to $37.9 million as compared to $38.2 million for the corresponding period in 2024.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Marketing and advertising	$11,322	$7,609	$3,713	49%
Salaries, wages and benefits	13,563	15,261	(1,698)	(11)%
General and administrative	11,786	15,346	(3,560)	(23)%
Other operating expense, net	1,233	14	1,219	8707%
Total operating expenses	$37,904	$38,230	$(326)	(1)%

Marketing and advertising expenses for the three months ended March 31, 2025 increased $3.7 million, or 49%, to $11.3 million as compared to $7.6 million for the corresponding period in 2024. This increase was due to our expansion of partnerships, higher advertising spend, incremental shopper marketing, and an increase in marketing to support the launch of Black Rifle Energy.

Salaries, wages and benefits expenses for the three months ended March 31, 2025 decreased $1.7 million, or 11%, to $13.6 million as compared to $15.3 million for the corresponding period in 2024. This decrease was as a result of reduced compensation costs through headcount reductions.

General and administrative expenses for the three months ended March 31, 2025 decreased $3.6 million, or 23%, to $11.8 million as compared to $15.3 million for the corresponding period in 2024. This decrease was as a result of our continued efforts to find efficiencies in our corporate infrastructure and remove inefficient or duplicative expenses in professional services, information technology, and other expense areas.

Other operating expense, net for the three months ended March 31, 2025 increased $1.2 million compared to the first quarter of 2024. The increase was related to retail lease terminations resulting in the loss on disposal of the assets related to the terminated locations.

Components of Our Non-Operating Expenses

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense, net	$(2,370)	$(2,051)	$319	16%
Total non-operating expenses	$(2,370)	$(2,051)	$319	16%

Interest expense, net for the three months ended March 31, 2025 increased $0.3 million, or 16%, to $2.4 million as compared to $2.1 million for the corresponding period in 2024. The increase was primarily due to an increase in average debt balances.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of March 31, 2025, our cash and cash equivalents was $3.9 million, our working capital was $21.7 million, and under our credit facilities, we had $18.2 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. There are no defaults or events of default at this time and the Company is in compliance with all covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$(4,141)	$4,914	$(9,055)	(184)%
Investing activities	$(1,173)	$(2,677)	$(1,504)	(56)%
Financing activities	$2,406	$(10,688)	$13,094	123%

Operating Activities

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $4.9 million for the corresponding period in 2024. The total decrease of $9.1 million in net cash provided by operating activities was primarily due to net income of $1.9 million for the quarter ended March 31, 2024 compared to net loss of $7.8 million for the quarter ended March 31, 2025.

Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $2.7 million for the corresponding period in 2024. The $1.5 million decrease in net cash used in was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.

Financing Activities

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $10.7 million for the corresponding period in 2024. The $13.1 million increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of long-term debt net of debt issuance costs of $77.1 million, partially offset by repayments of long-term debt of $63.9 million.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $20.0 million for the remainder of 2025; $30.0 million for 2026; and $32.4 million for 2027. See Note 14, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of March 31, 2025 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $3.8 million in the next twelve months, and approximately $36.4 million beyond twelve months through 2043.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a reference rate plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 0.50% to 1.50% or (ii) term SOFR plus a margin ranging from 1.50% to 2.50%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 31, 2025, we had $39.8 million outstanding on our Term Loan Facility and $33.1 million outstanding on our ABL Facility with available borrowings of $18.2 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See Note 14, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". Other than the below risk factor, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2024 Form 10-K.

Changes in U.S. trade policies, including the imposition of tariffs, including punitive and retaliatory tariffs, specifically with respect to countries where we source our high-quality coffee beans, or tariffs that specifically target coffee beans, may adversely impact our business, financial condition, and results of operations.

The Trump Administration implemented significant changes to U.S. trade policies and implemented new tariffs on coffee and other goods imported into the U.S., which has introduced uncertainty to our business and will increase the cost of our products sourced outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and availability and cost of alternative sources of supply. As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the U.S. or other countries or the impact on our business of new laws or regulations adopted by the U.S. or other countries.

The above and other potential tariffs and trade restrictions may cause the cost of our products, and as a result, prices of our products, to increase, which could reduce demand for such products, and adversely impact our revenue, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to international trade agreements and policies or additional tariffs that may be imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.5	Amendment to By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 3, 2025, with the SEC).

10.1*	Letter Agreement, dated as of April 9, 2022, between Chris Clark and Black Rifle Coffee Company LLC.

10.2*	Letter Agreement, dated as of August 8, 2023, between Chris Clark and Black Rifle Coffee Company LLC.

10.3*	Letter Agreement, dated as of September 1, 2021, between Andrew McCormick and Black Rifle Coffee Company LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Kadenacy
Stephen Kadenacy
May 5, 2025		Chief Financial Officer
(Principal Financial Officer)