Form 10-Q
period 2025-06-30
BRC Inc.
filed 2025-08-04
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 28, 2025, the registrant had (i) 113,820,789 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 134,404,261 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to execute our operational improvement plan ("Operational Improvement Plan") to reduce costs and improve efficiency of certain company-wide functions;
•Failure to protect against cybersecurity threats, software vulnerabilities, or hardware security risks; and
•Other risks and uncertainties indicated in Part II. Item 1A. Risk Factors of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “2024 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,304	$6,810
Accounts receivable, net	29,554	33,604
Inventories, net	48,582	42,647
Prepaid expenses and other current assets	19,508	12,410
Assets held for sale	4,294	—
Total current assets	106,242	95,471
Property, plant and equipment, net	49,351	59,204
Operating lease, right-of-use asset	25,572	26,703
Non-current prepaid marketing expenses	43,621	45,506
Identifiable intangibles, net	329	359
Other	138	139
Total assets	$225,253	$227,382
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,919	$38,817
Accrued liabilities	38,348	27,900
Deferred revenue and gift card liability	3,770	3,918
Current maturities of long-term debt	2,547	2,047
Current operating lease liability	2,515	2,523
Current maturities of finance lease obligations	7	13
Total current liabilities	82,106	75,218
Non-current liabilities:
Long-term debt, net	70,118	63,027
Finance lease obligations, net of current maturities	17	—
Operating lease liability	27,810	29,087
Other non-current liabilities	9,552	10,554
Total non-current liabilities	107,497	102,668
Total liabilities	189,603	177,886
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 81,355,356 and 78,286,909 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 134,426,861 and 134,536,464 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Additional paid in capital	141,727	136,583
Accumulated deficit	(131,647)	(123,430)
Total BRC Inc.'s stockholders' equity	10,101	13,174
Non-controlling interests	25,549	36,322
Total stockholders' equity	35,650	49,496
Total liabilities and stockholders' equity	$225,253	$227,382
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$94,837	$89,017	$184,812	$187,409
Cost of goods sold	62,664	51,758	120,165	107,966
Gross profit	32,173	37,259	64,647	79,443
Operating expenses
Marketing and advertising	9,770	7,411	21,092	15,020
Salaries, wages and benefits	15,791	17,610	29,354	32,871
General and administrative	14,311	10,949	26,099	26,294
Other operating expense, net	4,925	311	6,158	324
Total operating expenses	44,797	36,281	82,703	74,509
Operating income (loss)	(12,624)	978	(18,056)	4,934
Non-operating expenses
Interest expense, net	(1,844)	(2,301)	(4,213)	(4,352)
Total non-operating expenses	(1,844)	(2,301)	(4,213)	(4,352)
Income (loss) before income taxes	(14,468)	(1,323)	(22,269)	582
Income tax expense	44	51	88	100
Net income (loss)	$(14,512)	$(1,374)	$(22,357)	$482
Less: Net income (loss) attributable to non-controlling interest	(9,183)	(892)	(14,141)	415
Net income (loss) attributable to BRC Inc.	$(5,329)	$(482)	$(8,216)	$67

Net income (loss) per share attributable to Class A Common Stock
Basic and diluted	$(0.07)	$(0.01)	$(0.10)	$—
Weighted-average shares of Class A Common Stock outstanding
Basic	79,146,003	68,209,081	78,780,708	67,260,724
Diluted	79,146,003	68,209,081	78,780,708	68,333,260

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	100,626	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	222,149	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance at March 31, 2025	78,609,684	134,536,464	—	$8	$13	$—	$137,470	$(126,318)	$33,012	$44,185
Equity-based compensation	—	—	—	—	—	—	1,000	—	1,740	2,740
Common Unit redemption	109,603	(109,603)	—	—	—	—	20	—	(20)	—
Shares issued upon settlement agreement	2,300,100	—	—	—	—	—	3,367	—	—	3,367
Vesting of stock awards, net of shares withheld for taxes	335,969	—	—	—	—	—	(130)	—	—	(130)
Net loss	—	—	—	—	—	—	—	(5,329)	(9,183)	(14,512)
Balance at June 30, 2025	81,355,356	134,426,861	—	$8	$13	$—	$141,727	$(131,647)	$25,549	$35,650

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536
Equity-based compensation	—	—	—	—	—	—	1,078	—	2,227	3,305
Common Unit redemption	2,511,602	(2,511,602)	—	—	—	—	4	—	(4)	—
Employee stock purchase plan	1,898	—	—	—	—	—	7	—	—	7
Vesting of stock awards, net of shares withheld for taxes	304,585	—	—	1	(1)	—	(333)	—	—	(333)
Proceeds from exercise of stock options, net of taxes	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(482)	(892)	(1,374)
Balance at June 30, 2024	69,955,628	142,568,263	—	$7	$14	$—	$135,288	$(120,412)	$37,257	$52,154
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$(22,357)	$482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,536	4,797
Equity-based compensation	5,331	5,257
Amortization of debt issuance costs	536	605
Loss on disposal of assets	839	881
Paid-in-kind interest	1,155	1,559
Other	423	151
Changes in operating assets and liabilities:
Accounts receivable, net	3,967	2,036
Inventories, net	(6,341)	(232)
Prepaid expenses and other assets	(1,595)	(4,778)
Accounts payable	(3,590)	2,010
Accrued liabilities	10,067	(1,203)
Deferred revenue and gift card liability	(148)	(5,438)
Operating lease liability	(1,285)	411
Other liabilities	(1,002)	674
Net cash provided by (used in) operating activities	(7,464)	7,212
Investing activities
Purchases of property, plant and equipment	(2,147)	(4,869)
Proceeds from sale of property and equipment	—	892
Net cash used in investing activities	(2,147)	(3,977)
Financing activities
Proceeds from issuance of long-term debt, net of discount	197,457	111,601
Debt issuance costs paid	(225)	(164)
Repayment of long-term debt	(190,932)	(118,472)
Financing lease obligations	11	(27)
Repayment of promissory note	(400)	(400)
Issuance of stock from the Employee Stock Purchase Plan	194	258
Proceeds received for settlement agreement	1,000	—
Proceeds from exercise of stock options	—	13
Net cash provided by (used in) financing activities	7,105	(7,191)
Net decrease in cash, cash equivalents and restricted cash	(2,506)	(3,956)
Cash and cash equivalents, beginning of period	6,810	12,448
Restricted cash, beginning of period	—	1,465
Cash and cash equivalents, end of period	$4,304	$9,642
Restricted cash, end of period	$—	$315

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2025	2024
Non-cash operating activities
Derecognition of right-of-use operating lease assets	$—	$(3,448)
Recognition of revenue for inventory exchanged for prepaid advertising	$406	$11,904
Recognition of receivable from inventory purchase commitment	$—	$3,000
Increase in insurance receivables as a result of legal settlement	$2,500	$—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$(4)	$445

Supplemental cash flow information
Cash paid for income taxes	$334	$345
Cash paid for interest	$1,822	$3,567

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

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy regarding expired points resulted in a reduction to the deferred revenue liability and an increase to revenue in our DTC Channel of $1,754 and $5,115 for the three and six months ended June 30, 2024, respectively.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and six months ended June 30, 2025 and 2024.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wholesale	$61,316	$53,761	$118,107	$114,189
DTC	27,640	29,970	55,361	62,584
Outpost	5,881	5,286	11,344	10,636
Total net sales	$94,837	$89,017	$184,812	$187,409

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 26% and 30% of revenue for the three months ended June 30, 2025 and 2024, respectively. One wholesale customer and its affiliate represented 29% of revenue for both the six months ended June 30, 2025 and 2024.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $575 and $560 as of June 30, 2025 and December 31, 2024, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.

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

In 2024, the Company received a purchase incentive to compensate for incremental transition costs as part of an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. The purchase incentive is recognized as a reduction of cost of sales based on units sold over the term of the agreement. The amount of the deferred fees related to the purchase incentive to be recognized in the next twelve months is classified as current in the financial line item “Accrued liabilities” while the remainder of the deferred fees related to the purchase incentive is recorded in “Other non-current liabilities" on the consolidated balance sheets. Refer to Note 6, Accrued Liabilities for information about changes in the current portion of deferred purchase incentive fees as of June 30, 2025 and December 31, 2024.

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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $498 and $593 as of June 30, 2025 and December 31, 2024, respectively.

Inventories, Net

Inventories are stated at the lower of cost, which approximates First In, First Out ("FIFO"), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories, net were $48,582 and $42,647 as of June 30, 2025 and December 31, 2024, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to BRC Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to BRC Inc. by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods with net losses is the same as the basic net loss per share. For more information, see Note 13, Net Income (Loss) Per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which five customers accounted for 59% of total outstanding receivables as of June 30, 2025 and four customers accounted for 63% of total outstanding receivables as of December 31, 2024. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Marketing and advertising expenses totaled $9,770 and $21,092 for the three and six months ended June 30, 2025, respectively, and $7,411 and $15,020 for the three and six months ended June 30, 2024, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2025, the Company had no Level 3 financial assets or liabilities.

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

3.Inventories, Net

Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Coffee and Energy:
Unroasted	$5,399	$3,180
Finished Goods	16,810	16,502
Ready-to-Drink (raw materials)	5,576	10,206
Ready-to-Drink (finished goods)	15,813	9,545
Apparel and other merchandise	4,984	3,214
Total inventories, net	$48,582	$42,647

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands):

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Building and leasehold improvements	$24,110	$27,429
Machinery and equipment	20,033	19,946
Computer equipment and software	19,132	17,814
Furniture and fixtures	2,937	2,949
Land	110	1,547
Vehicles	762	762
Construction in progress	10,336	10,925
Property, plant, and equipment, gross	77,420	81,372
Less: accumulated depreciation and amortization	(28,069)	(22,168)
Total property, plant and equipment, net	$49,351	$59,204

The total depreciation expense for internal use software was $2,725 and $4,059 for the three and six months ended June 30, 2025, respectively, and $1,014 and $2,003 for the three and six months ended June 30, 2024, respectively.

All long-lived assets are located in the United States.

Assets Held for Sale

During the second quarter of 2025, management committed to a plan to sell office property located in Salt Lake City, Utah. As of June 30, 2025, the Company reclassified the carrying value of this office property to assets held for sale. The property, including the land, building and improvements had a net carrying value of $4,294 and was previously classified within "Property, plant and equipment, net" on the consolidated balance sheet. On July 17, 2025, the Company entered into an agreement to sell this Salt Lake City property for $5,350, which sale is expected to close in 60 days from the date of the agreement, or September 15, 2025.

5.Other Assets

As of June 30, 2025 and December 31, 2024, we reported $48,661 and $50,546 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for finished goods and apparel inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits, we concluded that $5,040 were current as of both June 30, 2025 and December 31, 2024, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $43,621 and $45,506 were non-current as of June 30, 2025 and December 31, 2024, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.

Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the finished goods inventory. We recognized $406 of revenue for both the three and six months ended June 30, 2025, and $3,417 and $11,904 of revenue for the three and six months ended June 30, 2024, respectively, on the consolidated statements of operations related to shipments of inventory in exchange for prepaid advertising. We utilized $1,375 and $2,291 of prepaid advertising credits for the three and six months ended June 30, 2025, respectively, and $230 and $1,762 for the three and six months ended June 30, 2024, respectively.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Accrued contingencies	$8,325	$—
Accrued compensation and benefits	4,645	5,873
Accrued professional fees	4,359	3,014
Deferred purchase incentive	2,403	2,264
Accrued inventory purchases	1,868	2,175
Accrued marketing	1,701	4,180
Accrued freight	1,516	478
Accrued sales and other taxes	971	1,164
Accrued interest	796	61
Credit card liabilities	400	780
Other accrued expenses	11,364	7,911
Total accrued liabilities	$38,348	$27,900

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,814	$7,562	$3,918	$11,030
Sales of gift cards	108	145	433	451
Redemption of gift cards	(157)	(121)	(552)	(491)
Increase from deferral of revenue	1,738	2,056	1,738	2,056
Decrease from revenue recognition	(1,760)	(2,297)	(1,784)	(2,832)
Loyalty Program points earned	342	608	660	1,329
Loyalty Program points redeemed/expired	(315)	(2,361)	(643)	(5,951)
Balance at end of period	$3,770	$5,592	$3,770	$5,592

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Term Loan Facility	$39,500	$40,000
ABL Facility	37,032	28,853
Notes payable	1,047	1,446
Total principal	77,579	70,299
Less debt issuance costs and original issue discount ("OID")	(4,914)	(5,225)
Long-term debt, net	$72,665	$65,074

Current maturities:
Current maturities of long-term debt	$2,547	$2,047
Long-term debt:
Non-current principal	$75,032	$68,252
Less non-current portion of debt issuance costs and OID	(4,914)	(5,225)
Long-term debt, net	$70,118	$63,027

Future contractual maturities of credit facilities (not including debt issuance costs) as of June 30, 2025 are as follows (dollars in thousands, unaudited):

Remainder of 2025	$1,147
2026	2,400
2027	2,000
2028	2,000
2029	70,032
Total	$77,579

ABL Facility and Term Loan Facility

On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at June 30, 2025) (the “ABL Facility”).

On December 27, 2024 (the “Closing Date”), Authentic Brands and certain of its subsidiaries entered into a third amendment to the ABL Credit Agreement, and a Financing Agreement (the “Term Loan Financing Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”), by and among Authentic Brands, certain subsidiaries of Authentic Brands party thereto as “Borrowers” (the “Term Loan Borrowers”), and certain subsidiaries of Authentic Brands from time to time party thereto as “Guarantors” (collectively with Authentic Brands, the “Term Loan Guarantors”), Blue Torch Finance LLC, as administrative agent and collateral agent, pursuant to which the lenders thereunder provided the Term Loan Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $40,000 (the “Term Loan Facility”). The Term Loan Facility also includes an uncommitted accordion feature pursuant to which, under certain circumstances, including a maximum pro forma total net leverage ratio, the Term Loan Borrowers may, with the agreement of the lenders providing any such incremental loans, add one or more tranches of additional term loans in an aggregate principal amount not to exceed $20,000. The proceeds of the Term Loan Facility were issued net of a $1,000 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and will be amortized over the life of the Term Loan Financing Agreement. Debt issuance costs of $920 were incurred during fiscal 2024 and an additional $229 were incurred during the six months ended June 30, 2025 in connection with the origination of the Credit Agreements and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the Credit Agreements.

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

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible deposit accounts, cash and cash equivalents, credit card payments, accounts receivable and inventory, offset by certain reserves. Our available borrowings under the ABL Credit Facility at June 30, 2025 was approximately $13,912.

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

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. As of June 30, 2025, the total outstanding balance on these notes payable is $647.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of June 30, 2025, the outstanding balance on the notes payable is $400.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of June 30, 2025, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 36.5% and 63.5%, respectively.

Subsequent Events

On July 16, 2025, the Company, entered into an underwriting agreement (the "Underwriting Agreement" with D.A. Davidson & Co. (the "Underwriter"), pursuant to which the Company agreed to use and sell 28,000,000 shares of Class A Common Stock at an offering price of $1.25 per share (the "Offering"). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 4,200,000 shares of Class A Common Stock, which option was fully exercised by the Underwriter on July 17, 2025. The Offering closed on July 18, 2025.

10.Equity-Based Compensation

Incentive Units

Authentic Brands' maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of June 30, 2025, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The Board of Directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the Board of Directors.

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company utilized the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan, were established at the grant date and must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date for the six months ended June 30, 2025 and 2024:

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

The following table summarizes the changes in the number of Incentive Units for the six months ended June 30, 2025 and 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2025	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at June 30, 2025	8,472	$213.79
Vested at June 30, 2025	8,055	$213.71

Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at June 30, 2024	8,472	$210.97
Vested at June 30, 2024	6,817	$213.42

The total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized was $33 and $265, respectively, over a weighted average period of approximately four months and one year, respectively, for the six months ended June 30, 2025 and 2024.

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

	Six Months Ended June 30,
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

The following table summarizes information about stock options activities for the six months ended June 30, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	5,424,411	$4.41
Granted	3,760,948	2.16
Forfeited	(1,189,691)	3.44
Outstanding at June 30, 2025	7,995,668	$3.49
Vested and exercisable at June 30, 2025	1,029,129	$4.55

Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,397,840	3.91
Forfeited	(401,598)	5.74
Exercised	(2,546)	5.05
Outstanding at June 30, 2024	5,407,036	$4.58
Vested and exercisable at June 30, 2024	404,849	$6.62

The total unrecognized equity compensation expense related to stock options to be recognized was $8,255 and $9,445, respectively, over a weighted average period of approximately two years, for both the six months ended June 30, 2025 and 2024.

Restricted Stock Units

The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the six months ended June 30, 2025 and 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	2,232,952	$4.51
Granted	3,808,610	1.98
Forfeited	(867,187)	3.12
Vested	(715,258)	5.12
Nonvested at June 30, 2025	4,459,117	$2.52

Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,436,023	4.03
Forfeited	(298,696)	5.50
Vested	(414,742)	6.87
Nonvested at June 30, 2024	2,407,540	$4.58

The total unrecognized equity compensation expense related to RSUs to be recognized was $9,195 and $9,269, respectively, over a weighted average period of approximately two years for both the six months ended June 30, 2025 and 2024.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of June 30, 2025. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date for the six months ended June 30, 2025 and 2024:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

The total unrecognized equity-based compensation expense related to PSUs to be recognized was $628 and $1,385, respectively, over a weighted average period of approximately two years and three years, respectively, for the six months ended June 30, 2025 and 2024.

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

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $219 and $430 for the three and six months ended June 30, 2025, respectively, and $413 and $617 for the three and six months ended June 30, 2024, respectively.

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

Our effective tax rate for the period ended June 30, 2025 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our DTAs. Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

13.Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to BRC Inc. by the weighted-average shares of Class A Common Stock outstanding without consideration for potential dilutive securities. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, warrants, Common Units and Restricted Common Units that are exchangeable into shares of Class A Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to BRC Inc. by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(14,512)	$(1,374)	$(22,357)	$482
Less: Net income (loss) attributable to non-controlling interest	(9,183)	(892)	(14,141)	415
Net income (loss) attributable to BRC Inc.	$(5,329)	$(482)	$(8,216)	$67

Denominator:
Weighted-average shares of Class A Common Stock outstanding - Basic	79,146,003	68,209,081	78,780,708	67,260,724
Weighted-average effect of dilutive securities:
Options	—	—	—	16,411
RSUs	—	—	—	489,278
Incentive Units (Share Equivalents)	—	—	—	564,971
ESPP	—	—	—	1,876
Weighted-average shares of Class A Common Stock outstanding - Diluted	79,146,003	68,209,081	78,780,708	68,333,260

Net income (loss) per share attributable to Class A Common Stock, basic and diluted	$(0.07)	$(0.01)	$(0.10)	$—

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A Common Stock because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	7,995,668	5,407,036	7,995,668	5,207,383
Common Units	134,426,861	142,568,263	134,426,861	142,568,263
RSUs	4,459,117	2,407,540	4,459,117	271,124
PSUs	8,462,412	8,462,412	8,462,412	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,187,537	1,221,857	1,187,537
ESPP	79,468	72,716	79,468	—
Total units excluded from computation of diluted net income (loss) per share	156,645,383	160,105,504	156,645,383	157,696,719

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $11,749 and $26,913 for the three and six months ended June 30, 2025, respectively, and $10,018 and $21,762 for the three and six months ended June 30, 2024, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of June 30, 2025 (dollars in thousands, unaudited):

Remainder of 2025	$12,185
2026	30,018
2027	32,427
2028	15,141
2029	14,934
Total	$104,705

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of both June 30, 2025 and December 31, 2024, which is included in "Accrued liabilities" on the consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two alleged occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment sought $10,535 in compensatory damages, plus prejudgment interest. On November 8, 2024, the court granted in part, and denied in part, the respective motions for summary judgment, holding that the Company breached the warrant agreement by not allowing Tang Capital to exercise warrants, but determining that there were fact issues that need to be resolved at trial on the issue of Tang Capital’s alleged damages, including whether Tang could have mitigated its alleged damages. On July 21, 2025, Tang Capital and the Company agreed to settle all claims relating to the lawsuit for total consideration of $8,250, and the Court dismissed the matter effective July 21, 2025.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly-owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. In connection with this settlement, the Company paid SEI $418. On March 30, 2025, both SEI motions for reconsideration of the order granting the partial motion to dismiss and for leave to amend its complaint were denied by the court. On April 14, 2025, the Company filed a motion for attorneys fees, which currently remains pending. On June 27, 2025, SEI filed an appeal in the U.S. Court of Appeals for the Fifth Circuit, alleging the district court erred in granting the Company’s motion to dismiss and denying SEI’s motion for leave to amend its complaint. The Company plans to file a response with the Fifth Circuit prior to the end of August. The Company believes that it has meritorious defenses to the claims asserted against it in the pending motions and will continue to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleges breach of contract and is seeking a declaratory judgment. The complaint alleges that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. Currently the case is stayed through the resolution of the Tang Capital matter, but Clark has the option to end the stay at any time after the end of June 2024 or a summary judgment decision in Tang Capital, whichever comes first. On July 17, 2025, Clark sent a settlement demand to the Company and the Company is presently seeking further discovery from Clark and plans to vigorously defend itself in this matter. The Company is not able at this time to determine or predict the ultimate outcome of this lawsuit or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

On May 15, 2024, Alta Partners, LLC (“Alta”) filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleges breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. The lawsuit sought unspecified general and compensatory damages, attorneys’ fees, and other costs and disbursements. The Company moved to dismiss the Complaint, but on February 18, 2025, the Magistrate Judge issued a report recommending denial of the motion. The District Judge adopted the report on March 6, 2025, and the parties began discovery. On June 20, 2025, the Company entered into a settlement and release agreement with Alta, pursuant to which, in full settlement of the claims described therein, (i) Alta paid the Company $1,000 and (ii) the Company issued 2,300,100 shares of Class A Common Stock to Alta pursuant to its registration statement on Form S-3 (File No. 333-270727). The case has been dismissed.

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

15.Operational Improvement Plan

Beginning in the second quarter of fiscal year 2025, management implemented an operational improvement plan (the "Operational Improvement Plan") to reduce costs and improve efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions and the actions for this plan are expected to be completed by the end of fiscal year 2025.

Headcount was reduced by approximately 48 employees across the Company as part of the Operational Improvement Plan. The Company expects to incur a total of $2,149 related to severance costs. No liabilities were excluded due to the inability to estimate fair value. For both the three and six months ended June 30, 2025, the Company recorded $2,149 for severance expenses as part of the Operational Improvement Plan. As of June 30, 2025, the Company had accrued severance costs of $1,586, which are expected to be fully paid out by the end of the first quarter of fiscal year 2026. Severance costs are included in the consolidated statement of operations line "Salaries, wages, and benefits".

As of June 30, 2025, accrued restructuring costs related to the 2025 Operational Improvement Plan, consist of the following (dollars in thousands, unaudited):

Reduction in Workforce
Balance as of January 1, 2025	$—
Costs incurred	2,149
Costs paid or settled	(563)
Balance as of June 30, 2025	$1,586

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

Trends

Certain trends affecting our business within the respective sales channels are as follows:

•Wholesale channel revenue increased as we added new customers and continued to expand our presence in the Food, Drug, and Mass ("FDM") market. We expect further revenue growth in this channel as we invest in customer acquisition, new product launches, including our Black Rifle Energy product line, and distribution expansion in the FDM market.

•DTC channel revenue decline is slowing as we execute our strategic initiatives to optimize customer acquisition, enhance retention, and improve overall channel efficiency. In addition, we are focused on providing our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings.

•Outpost channel revenue is stabilizing as we focus on improving transaction volumes and average order values through customer retention programs and tailored product offerings. In 2025, we anticipate limited growth in this channel as we reallocate investments to other channels while we work to improve profitability through operational and strategic changes, which may include closing underperforming Outposts.

Recent Developments

Operational Improvement Plan

During the second quarter of 2025, management implemented the Operational Improvement Plan to reduce costs and improve efficiency of certain company-wide functions. We estimate the cost of this plan will be approximately $2.1 million which is related to severance costs all of which have been incurred as of June 30, 2025. We estimate that the costs savings as a result of this plan will be approximately $6.5 million on an annualized run rate basis. As of June 30, 2025, we have realized approximately $1.0 million of these savings.

Public Offering of Class A Common Stock

On July 16, 2025, the Company, entered into an underwriting agreement (the "Underwriting Agreement") with D.A. Davidson & Co. (the "Underwriter"), pursuant to which the Company agreed to use and sell 28,000,000 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), at an offering price of $1.25 per share (the "Offering"). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 4,200,000 shares of Class A Common Stock, which option was fully exercised by the Underwriter on July 17, 2025. The Offering closed on July 18, 2025.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Maintaining and growing brand awareness and loyalty is critical to our success. We believe we have developed an efficient marketing strategy that enhances brand awareness and drives consumer engagement. Consumer appreciation of our brands is primarily reflected in the increase of our sales across our three channels over the last few years. We expect to continue to refine and develop our brand strategy utilizing reach-based formats such as streaming advertising and other select avenues. In addition, we will leverage our social media presence and employ targeted digital advertising to expand the reach of our brand.

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

Operating expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits of payroll and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation. General and administrative costs include other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Interest expense

Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs.

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for three and six months ended June 30, 2025 and 2024. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$94,837	$89,017	$184,812	$187,409
Cost of goods sold	62,664	51,758	120,165	107,966
Gross profit	32,173	37,259	64,647	79,443
Operating expenses
Marketing and advertising	9,770	7,411	21,092	15,020
Salaries, wages and benefits	15,791	17,610	29,354	32,871
General and administrative	14,311	10,949	26,099	26,294
Other operating expense, net	4,925	311	6,158	324
Total operating expenses	44,797	36,281	82,703	74,509
Operating income (loss)	(12,624)	978	(18,056)	4,934
Non-operating expenses
Interest expense, net	(1,844)	(2,301)	(4,213)	(4,352)
Total non-operating expenses	(1,844)	(2,301)	(4,213)	(4,352)
Income (loss) before income taxes	(14,468)	(1,323)	(22,269)	582
Income tax expense	44	51	88	100
Net income (loss)	$(14,512)	$(1,374)	$(22,357)	$482

Components of Our Operating Income (Loss)

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net	$94,837	$89,017	$5,820	7%
Cost of goods sold	62,664	51,758	10,906	21%
Gross profit	$32,173	$37,259	$(5,086)	(14)%
Gross margin(1)	34%	42%
Total operating expenses	$44,797	$36,281	$8,516	23%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the three months ended June 30, 2025 increased $5.8 million, or 7%, to $94.8 million as compared to $89.0 million for the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Wholesale	$61,316	$53,761	$7,555	14%
DTC	27,640	29,970	(2,330)	(8)%
Outpost	5,881	5,286	595	11%
Total net sales	$94,837	$89,017	$5,820	7%

Net revenue for our Wholesale channel for the three months ended June 30, 2025, increased $7.6 million, or 14%, to $61.3 million as compared to $53.8 million for the corresponding period in 2024. The Wholesale channel improvement was primarily driven by an increase in Energy revenue in 2025, growth in packaged coffee distribution at FDM retailers, expansion of ready-to-drink coffee distribution, and increased sales through online retailers. This increase was partially offset by a $3.0 million decrease in sales from barter transactions in the second quarter of 2024, whereby finished goods inventory was exchanged for prepaid advertising credits.

Net revenue for our DTC channel for the three months ended June 30, 2025 decreased $2.3 million, or 8%, to $27.6 million as compared to $30.0 million for the corresponding period in 2024. The decline was primarily driven by the impact of a $1.8 million decrease in the accrual for loyalty rewards points in the second quarter of 2024 following a change in policy on expiration of points. In addition, our DTC channel experienced lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers. This decrease was partially offset by an increase in sales through third party online retailers.

Net revenue for our Outpost channel for the three months ended June 30, 2025, increased $0.6 million, or 11%, to $5.9 million as compared to $5.3 million for the corresponding period in 2024. The increase was primarily driven by higher franchise fees and increased average order values, supported by efforts to drive add-on and bundled purchases through company-owned retail stores.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2025 increased $10.9 million, or 21%, to $62.7 million as compared to $51.8 million for the corresponding period in 2024. Gross margin decreased to 34% for the three months ended June 30, 2025 as compared to 42% for the corresponding period in 2024. The decrease in gross margin was driven by the decrease in revenue as a result of the decrease in the accrual for loyalty reward points in the second quarter of 2024. The decline also reflected higher inflationary costs, primarily in coffee bean prices and shipping cost. In addition, we have increased investments in trade and promotions, partially offset by productivity improvements and favorable mix.

Operating expenses

Total operating expenses for the three months ended June 30, 2025 increased $8.5 million, or 23%, to $44.8 million as compared to $36.3 million for the corresponding period in 2024.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Marketing and advertising	$9,770	$7,411	$2,359	32%
Salaries, wages and benefits	15,791	17,610	(1,819)	(10)%
General and administrative	14,311	10,949	3,362	31%
Other operating expense, net	4,925	311	4,614	1,484%
Total operating expenses	$44,797	$36,281	$8,516	23%

Marketing and advertising expenses for the three months ended June 30, 2025 increased $2.4 million, or 32%, to $9.8 million as compared to $7.4 million for the corresponding period in 2024. This increase was due to our expansion of partnerships, increase in research data, incremental shopper marketing, and an increase in overall marketing to support the launch of Black Rifle Energy.

Salaries, wages and benefits expenses for the three months ended June 30, 2025 decreased $1.8 million, or 10%, to $15.8 million as compared to $17.6 million for the corresponding period in 2024. This decrease was primarily a result of reduced compensation costs through headcount reductions, partially offset by an increase in severance costs associated with our Operational Improvement Plan.

General and administrative expenses for the three months ended June 30, 2025 increased $3.4 million, or 31%, to $14.3 million as compared to $10.9 million for the corresponding period in 2024. This increase was primarily as a result of an increase in legal fees related to ongoing litigation matters which were settled in the second and third quarters of 2025, partially offset by an overall decrease in general and administrative expense as a result of our continued efforts to find efficiencies in our corporate infrastructure and remove inefficient or duplicative expenses in professional services, information technology, and other expense areas.

Other operating expense, net for the three months ended June 30, 2025 increased $4.6 million, or 1,484%, to $4.9 million as compared to $0.3 million for the corresponding period in 2024. The increase was primarily related to a $4.7 million increase in legal contingencies, net of insurance recoveries. For further discussion see Note 14, Commitments and Contingencies, of our consolidated financial statements.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net	$184,812	$187,409	$(2,597)	(1)%
Cost of goods sold	120,165	107,966	12,199	11%
Gross profit	$64,647	$79,443	$(14,796)	(19)%
Gross margin(1)	35%	42%
Total operating expenses	$82,703	$74,509	$8,194	11%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the six months ended June 30, 2025 decreased $2.6 million, or 1%, to $184.8 million as compared to $187.4 million for the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Wholesale	$118,107	$114,189	$3,918	3%
DTC	55,361	62,584	(7,223)	(12)%
Outpost	11,344	10,636	708	7%
Total net sales	$184,812	$187,409	$(2,597)	(1)%

Net revenue for our Wholesale channel for the six months ended June 30, 2025 increased $3.9 million, or 3%, to $118.1 million as compared to $114.2 million for the corresponding period in 2024. The increase in Wholesale channel revenue was primarily driven by revenue from Black Rifle Energy launched in the fourth quarter of 2024, growth in packaged coffee distribution at FDM retailers, expansion of ready-to-drink coffee distribution, and increased sales through online retailers. This increase was partially offset by a $11.5 million decrease in revenue recognized related to a barter transaction in the first half of 2024, whereby we exchanged finished goods inventory for prepaid advertising credits.

Net revenue for our DTC channel for the six months ended June 30, 2025 decreased $7.2 million, or 12%, to $55.4 million as compared to $62.6 million for the corresponding period in 2024. The decline was primarily driven by the impact of a $5.1 million decrease in the accrual for loyalty rewards points in the first half of 2024 following a change in policy on expiration of points. In addition, our DTC channel experienced lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers.

Net revenue for our Outpost channel for the six months ended June 30, 2025 increased $0.7 million, or 7%, to $11.3 million as compared to $10.6 million for the corresponding period in 2024. The increase was primarily driven by higher franchise fees and increased average order values, supported by efforts to drive add-on and bundled purchases through company-owned retail stores.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2025 increased $12.2 million, or 11%, to $120.2 million as compared to $108.0 million for the corresponding period in 2024. Gross margin decreased to 35% for the six months ended June 30, 2025 as compared to 42% for the corresponding period in 2024. The decrease in gross margin was driven by the decrease in revenue as a result of the decrease in the accrual for loyalty reward points in the first half of 2024. The decline also reflected higher inflationary costs, primarily in coffee bean prices and shipping cost. In addition, we have increased investments in trade and promotions, partially offset by productivity improvements and favorable mix.

Operating expenses

Total operating expenses for the six months ended June 30, 2025 increased $8.2 million, or 11%, to $82.7 million as compared to $74.5 million for the corresponding period in 2024.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Marketing and advertising	$21,092	$15,020	$6,072	40%
Salaries, wages and benefits	29,354	32,871	(3,517)	(11)%
General and administrative	26,099	26,294	(195)	(1)%
Other operating expense, net	6,158	324	5,834	1,801%
Total operating expenses	$82,703	$74,509	$8,194	11%

Marketing and advertising expenses for the six months ended June 30, 2025 increased $6.1 million, or 40%, to $21.1 million as compared to $15.0 million for the corresponding period in 2024. This increase was due to our expansion of partnerships, increase in research data, incremental shopper marketing, and an increase in overall marketing to support the launch of Black Rifle Energy.

Salaries, wages and benefits expenses for the six months ended June 30, 2025 decreased $3.5 million, or 11%, to $29.4 million as compared to $32.9 million for the corresponding period in 2024. This decrease was primarily a result of reduced compensation costs through headcount reductions, partially offset by an increase in severance costs associated with our Operational Improvement Plan.

General and administrative expenses for the six months ended June 30, 2025 decreased $0.2 million, or 1%, to $26.1 million compared to $26.3 million the corresponding period in 2024. This is primarily as a result of an increase in legal fees related to ongoing litigation which was settled in the second and third quarters of 2025, partially offset by decreases as a result of our continued efforts to find efficiencies in our corporate infrastructure and remove inefficient or duplicative expenses in professional services, information technology, and other expense areas.

Other operating expense, net for the six months ended June 30, 2025 increased $5.8 million, or, 1,801%, to $6.2 million as compared to $0.3 million for the corresponding period in 2024. The increase was primarily related to a $4.7 million increase in legal contingencies, net of insurance recoveries. For further discussion see Note 14, Commitments and Contingencies, of our consolidated financial statements.

Components of Our Non-Operating Expenses

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(1,844)	$(2,301)	$(457)	(20)%
Total non-operating expenses	$(1,844)	$(2,301)	$(457)	(20)%

Interest expense, net for the three months ended June 30, 2025 decreased $0.5 million, or 20%, to $1.8 million as compared to $2.3 million for the corresponding period in 2024. The decrease was primarily due to the refinancing in the fourth quarter of 2024 which reduced our interest costs.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(4,213)	$(4,352)	$(139)	(3)%
Total non-operating expenses	$(4,213)	$(4,352)	$(139)	(3)%

Interest expense, net for the six months ended June 30, 2025 decreased $0.1 million, or 3%, to $4.2 million as compared to $4.4 million for the corresponding period in 2024. The decrease was primarily due to the refinancing in the fourth quarter of 2024 which reduced our interest costs.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of June 30, 2025, our cash and cash equivalents was $4.3 million, our working capital was $24.1 million, and under our credit facilities, we had $13.9 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. There are no defaults or events of default at this time and the Company is in compliance with all covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

On July 18, 2025, we closed an underwritten offering and issued 28,000,000 shares of Class A Common Stock and an additional 4,200,000 shares of Class A Common Stock as a result of the exercise in full of the underwriter's option, for total net proceeds of $38.0 million.

See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$(7,464)	$7,212	$(14,676)	(203)%
Investing activities	$(2,147)	$(3,977)	$(1,830)	(46)%
Financing activities	$7,105	$(7,191)	$14,296	199%

Operating Activities

Net cash used in operating activities was $7.5 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $7.2 million for the corresponding period in 2024. The total decrease of $14.7 million in net cash provided by operating activities was primarily due to net loss of $22.4 million for the six months ended June 30, 2025 compared to net income of $0.5 million for six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $4.0 million for the corresponding period in 2024. The $1.8 million decrease in net cash used in was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.

Financing Activities

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $7.2 million for the corresponding period in 2024. The $14.3 million increase in net cash provided by financing activities was primarily due to a net increase in borrowings on our ABL facility of approximately $13.4 million primarily driven by normal operating activity as well as $1.0 million of cash received as part of a legal settlement.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $12.2 million for the remainder of 2025; $30.0 million for 2026; and $32.4 million for 2027. See Note 14, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of June 30, 2025 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $3.9 million in the next twelve months, and approximately $35.4 million beyond twelve months through 2043.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a reference rate plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Base Rate (as defined below) plus a margin ranging from 0.50% to 1.50% or (ii) term SOFR plus a margin ranging from 1.50% to 2.50%. "Base Rate" means, for any day, the base commercial lending rate of PNC as publicly announced to be in effect from time to time. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of June 30, 2025, we had $39.5 million outstanding on our Term Loan Facility and $37.0 million outstanding on our ABL Facility with available borrowings of $13.9 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $3.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See Note 14, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". Other than the below risk factors, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2024 Form 10-K.

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

Our Operational Improvement Plan may not yield its intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.

Beginning in the second quarter of fiscal 2025, we implemented the Operational Improvement Plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. As part of the Operational Improvement Plan we have reduced our workforce by approximately 8.7%. This reduction in force, and any other future reductions, and the attrition that may occur following them could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our company, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the Operational Improvement Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
First Amendment to Financing Agreement, dated as of June 9, 2025, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and Blue Torch Finance LLC, as administrative and collateral agent.

10.2*
Fourth Amendment to Credit Agreement, dated as of June 9, 2025, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and PNC Bank, National Association, as administrative and collateral agent.

10.3+	Settlement and Release Agreement, dated as of June 20, 2025, between BRC Inc. and Alta Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2025).

10.4*	Offer Letter for Employment between Black Rifle Coffee Company and Matthew Amigh, dated June 18, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+
Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew Amigh
Matthew Amigh
August 4, 2025		Chief Financial Officer
(Principal Financial Officer)