Form 10-Q
period 2025-09-30
BRC Inc.
filed 2025-11-03
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 001-41275

BRC Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3277812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3131 W. 2210 S, Suite C
West Valley City, UT 84119
(Address of principal executive office, zip code)

(801) 874-1189
Registrant’s telephone number, including area code

1144 S. 500 W
Salt Lake City, UT 84101
(Former name, former address and former fiscal year, if changed since last report)

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

As of October 29, 2025, the registrant had (i) 114,647,011 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 133,852,869 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to uphold our position as a supportive member of the Veteran, military and first responder communities, or other factors negatively affecting brand perception;
•Inability to establish and maintain strong brand recognition through intellectual property or other means;
•Shifts in consumer spending, lack of interest in new products or changes in brand perception upon evolving consumer preferences and tastes, including due to shifts in demographic or health and wellness trends, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes;
•Price changes that are insufficient to offset cost increases and maintain profitability or that result in sales volume declines associated with pricing elasticity;
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
•Ongoing risks related to supply chain volatility and reliability, including tariffs, political and climate risks;
•Fluctuations in the market for high-quality coffee beans and other key commodities;
•Unpredictable changes in the cost and availability of real estate, labor, raw materials, equipment, transportation, or shipping;

•Failure to successfully improve profitability of existing Outpost Retail Stores (“Outposts”), including challenges or delays with the implementation of operational and strategic changes;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,482	$6,810
Accounts receivable, net	30,449	33,604
Inventories, net	53,021	42,647
Prepaid expenses and other current assets	11,349	12,410
Assets held for sale	4,294	—
Total current assets	108,595	95,471
Property, plant and equipment, net	46,582	59,204
Operating lease, right-of-use asset	23,356	26,703
Non-current prepaid marketing expenses	43,431	45,506
Identifiable intangibles, net	314	359
Other	123	139
Total assets	$222,401	$227,382
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,303	$38,817
Accrued liabilities	36,755	27,900
Deferred revenue and gift card liability	4,669	3,918
Current maturities of long-term debt	2,150	2,047
Current operating lease liability	2,462	2,523
Current maturities of finance lease obligations	4	13
Total current liabilities	81,343	75,218
Non-current liabilities:
Long-term debt, net	32,859	63,027
Finance lease obligations, net of current maturities	16	—
Operating lease liability	25,440	29,087
Other non-current liabilities	8,549	10,554
Total non-current liabilities	66,864	102,668
Total liabilities	148,207	177,886
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both September 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 114,593,285 and 78,286,909 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	8
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 133,889,692 and 134,536,464 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both September 30, 2025 and December 31, 2024	—	—
Additional paid in capital	180,100	136,583
Accumulated deficit	(132,133)	(123,430)
Total BRC Inc.'s stockholders' equity	47,991	13,174
Non-controlling interests	26,203	36,322
Total stockholders' equity	74,194	49,496
Total liabilities and stockholders' equity	$222,401	$227,382
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$100,712	$98,204	$285,524	$285,613
Cost of goods sold	63,563	56,856	183,729	164,822
Gross profit	37,149	41,348	101,795	120,791
Operating expenses
Marketing and advertising	8,707	10,109	29,798	25,129
Salaries, wages and benefits	14,389	16,548	43,743	49,419
General and administrative	12,947	12,324	39,046	38,619
Other operating expense, net	588	1,261	6,746	1,584
Total operating expenses	36,631	40,242	119,333	114,751
Operating income (loss)	518	1,106	(17,538)	6,040
Non-operating expenses
Interest expense, net	(1,712)	(2,453)	(5,925)	(6,805)
Total non-operating expenses	(1,712)	(2,453)	(5,925)	(6,805)
Loss before income taxes	(1,194)	(1,347)	(23,463)	(765)
Income tax expense	44	50	132	151
Net loss	$(1,238)	$(1,397)	$(23,595)	$(916)
Less: Net loss attributable to non-controlling interest	(752)	(862)	(14,893)	(446)
Net loss attributable to BRC Inc.	$(486)	$(535)	$(8,702)	$(470)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$0.00	$(0.01)	$(0.10)	$(0.01)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	107,994,798	72,154,931	88,625,749	68,904,034

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	100,626	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	222,149	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance at March 31, 2025	78,609,684	134,536,464	—	$8	$13	$—	$137,470	$(126,318)	$33,012	$44,185
Equity-based compensation	—	—	—	—	—	—	1,000	—	1,740	2,740
Common Unit redemption	109,603	(109,603)	—	—	—	—	20	—	(20)	—
Shares issued upon settlement agreement	2,300,100	—	—	—	—	—	3,367	—	—	3,367
Vesting of stock awards, net of shares withheld for taxes	335,969	—	—	—	—	—	(130)	—	—	(130)
Net loss	—	—	—	—	—	—	—	(5,329)	(9,183)	(14,512)
Balance at June 30, 2025	81,355,356	134,426,861	—	$8	$13	$—	$141,727	$(131,647)	$25,549	$35,650
Equity-based compensation	—	—	—	—	—	—	864	—	1,490	2,354
Common Unit redemption	537,169	(537,169)	—	—	—	—	84	—	(84)	—
Employee stock purchase plan	75,088	—	—	—	—	—	103	—	—	103
Vesting of stock awards, net of shares withheld for taxes	425,672	—	—	—	—	—	(101)	—	—	(101)
Shares issued for public equity offering, net of issuance costs [1]	32,200,000	—	—	3	—	—	37,423	—	—	37,426
Net loss	—	—	—	—	—	—	—	(486)	(752)	(1,238)
Balance at September 30, 2025	114,593,285	133,889,692	—	$11	$13	$—	$180,100	$(132,133)	$26,203	$74,194

[1] Includes gross proceeds of $40,250, less issuance costs of $2,824.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	612	—	1,340	1,952
Common Unit redemption	1,405,124	(1,405,124)	—	—	—	—	(42)	—	42	—
Employee stock purchase plan	63,832	—	—	—	—	—	251	—	—	251
Vesting of stock awards, net of shares withheld for taxes	28,235	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	548	1,307	1,855
Balance at March 31, 2024	67,134,997	145,079,865	—	$6	$15	$—	$134,519	$(119,930)	$35,926	$50,536
Equity-based compensation	—	—	—	—	—	—	1,078	—	2,227	3,305
Common Unit redemption	2,511,602	(2,511,602)	—	—	—	—	4	—	(4)	—
Employee stock purchase plan	1,898	—	—	—	—	—	7	—	—	7
Vesting of stock awards, net of shares withheld for taxes	304,585	—	—	1	(1)	—	(333)	—	—	(333)
Proceeds from exercise of stock options, net of taxes	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(482)	(892)	(1,374)
Balance at June 30, 2024	69,955,628	142,568,263	—	$7	$14	$—	$135,288	$(120,412)	$37,257	$52,154
Equity-based compensation	—	—	—	—	—	—	938	—	1,667	$2,605
Common Unit redemption	7,094,928	(7,094,928)	—	—	—	—	(975)	—	975	$—
Employee stock purchase plan	78,287	—	—	—	—	—	260	—	—	$260
Vesting of stock awards, net of shares withheld for taxes	136,569	—	—	1	—	—	(58)	—	—	$(57)
Net loss	—	—	—	—	—	—	—	(535)	(862)	$(1,397)
Balance at September 30, 2024	77,265,412	135,473,335	—	$8	$14	$—	$135,453	$(120,947)	$39,037	$53,565

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(23,595)	$(916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,591	7,458
Equity-based compensation	7,685	7,862
Settlement of litigation by issuance of stock	2,367	—
Amortization of debt issuance costs	809	908
Loss on disposal of assets	1,396	1,236
Paid-in-kind interest	1,224	2,014
Other	83	30
Changes in operating assets and liabilities:
Accounts receivable, net	3,072	(3,960)
Inventories, net	(11,772)	(8,965)
Prepaid expenses and other assets	7,895	(2,289)
Accounts payable	(3,264)	(1,010)
Accrued liabilities	8,376	1,081
Deferred revenue and gift card liability	751	(6,161)
Operating lease liability	(3,708)	462
Other liabilities	(2,005)	11,395
Net cash provided by (used in) operating activities	(1,095)	9,145
Investing activities
Purchases of property, plant and equipment	(2,964)	(7,007)
Proceeds from sale of property and equipment	102	911
Net cash used in investing activities	(2,862)	(6,096)
Financing activities
Proceeds from issuance of long-term debt, net of discount	231,206	206,182
Debt issuance costs paid	(225)	(164)
Repayment of long-term debt	(262,032)	(214,751)
Financing lease obligations	7	(62)
Repayment of promissory note	(1,047)	(1,047)
Issuance of stock from the Employee Stock Purchase Plan	297	518
Proceeds received for issuance of common stock	1,000	—
Proceeds received for public offering, net of issuance costs	37,423	—
Proceeds from exercise of stock options	—	13
Net cash provided by (used in) financing activities	6,629	(9,311)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,672	(6,262)
Cash and cash equivalents, beginning of period	6,810	12,448
Restricted cash, beginning of period	—	1,465
Cash and cash equivalents, end of period	$9,482	$7,336
Restricted cash, end of period	$—	$315

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2025	2024
Non-cash operating activities
Derecognition of right-of-use operating lease assets	$(1,927)	$(5,363)
Recognition of revenue for inventory exchanged for prepaid advertising	$1,398	$15,220

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$54	$530

Supplemental cash flow information
Cash paid for income taxes	$378	$385
Cash paid for interest	$3,991	$5,372

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

The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC's Loyalty Program points policy regarding expired points resulted in a reduction to the deferred revenue liability and an increase to revenue in our DTC Channel of $571 and $5,686 for the three and nine months ended September 30, 2024, respectively.

For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the three and nine months ended September 30, 2025 and 2024.

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

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wholesale	$67,032	$63,655	$185,139	$177,844
DTC	27,842	29,044	83,203	91,628
Outpost	5,838	5,505	17,182	16,141
Total net sales	$100,712	$98,204	$285,524	$285,613

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 30% of revenue for both the three and nine months ended September 30, 2025. One wholesale customer and its affiliate represented 29% of revenue for both the three and nine months ended September 30, 2024.

Sales Returns and Discounts

The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge backs was $580 and $560 as of September 30, 2025 and December 31, 2024, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.

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

In 2024, the Company received a purchase incentive to compensate for incremental transition costs as part of an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. The purchase incentive is recognized as a reduction of cost of sales based on units sold over the term of the agreement. The amount of the deferred fees related to the purchase incentive to be recognized in the next twelve months is classified as current in the financial line item “Accrued liabilities” while the remainder of the deferred fees related to the purchase incentive is recorded in “Other non-current liabilities" on the consolidated balance sheets. Refer to Note 6, Accrued Liabilities for information about changes in the current portion of deferred purchase incentive fees as of September 30, 2025 and December 31, 2024.

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

Accounts Receivable, Net

Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for doubtful accounts receivable based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $479 and $593 as of September 30, 2025 and December 31, 2024, respectively.

Inventories, Net

Inventories are stated at the lower of cost, which approximates First In, First Out ("FIFO"), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories, net were $53,021 and $42,647 as of September 30, 2025 and December 31, 2024, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to BRC Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net loss attributable to BRC Inc. by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods with net losses is the same as the basic net loss per share. For more information, see Note 13, Net Loss Per Share.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which five customers accounted for 56% of total outstanding receivables as of September 30, 2025 and four customers accounted for 63% of total outstanding receivables as of December 31, 2024. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Marketing and Advertising Expenses

The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Marketing and advertising expenses totaled $8,707 and $29,798 for the three and nine months ended September 30, 2025, respectively, and $10,109 and $25,129 for the three and nine months ended September 30, 2024, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2025, the Company had no Level 3 financial assets or liabilities.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, "to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other - Internal-Use Software". The FASB determined this guidance is effective for all entities for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years (early adoption is permitted). The Company is currently evaluating the impact of this amendment on its consolidated financial statements and accompanying disclosures.

3.Inventories, Net

Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Coffee and Energy:
Unroasted	$3,445	$3,180
Finished Goods	24,328	16,502
Ready-to-Drink (raw materials)	5,844	10,206
Ready-to-Drink (finished goods)	15,491	9,545
Apparel and other merchandise	3,913	3,214
Total inventories, net	$53,021	$42,647

4.Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Building and leasehold improvements	$24,131	$27,429
Machinery and equipment	19,621	19,946
Computer equipment and software	19,210	17,814
Furniture and fixtures	2,891	2,949
Land	110	1,547
Vehicles	551	762
Construction in progress	10,848	10,925
Property, plant, and equipment, gross	77,362	81,372
Less: accumulated depreciation and amortization	(30,780)	(22,168)
Total property, plant and equipment, net	$46,582	$59,204

The total depreciation expense for internal use software was $1,355 and $4,043 for the three and nine months ended September 30, 2025, respectively, and $1,285 and $3,288 for the three and nine months ended September 30, 2024, respectively.

All long-lived assets are located in the United States.

Assets Held for Sale

During the second quarter of 2025, management committed to a plan to sell office property located in Salt Lake City, Utah. As of September 30, 2025, the carrying value of this office property is included in the financial line item "Assets held for sale" on the consolidated balance sheets. The property, including the land, building and improvements had a net carrying value of $4,294 and was previously classified within "Property, plant and equipment, net" on the consolidated balance sheets. On July 17, 2025, the Company entered into an agreement to sell this Salt Lake City property for $5,350. The sale closed on October 17, 2025.

5.Other Assets

As of September 30, 2025 and December 31, 2024, we reported $48,471 and $50,546 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for finished goods and apparel inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits, we concluded that $5,040 were current as of both September 30, 2025 and December 31, 2024, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $43,431 and $45,506 were non-current as of September 30, 2025 and December 31, 2024, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.

Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the finished goods inventory. We recognized $992 and $1,398 of revenue for the three and nine months ended September 30, 2025, respectively, and $3,316 and $15,220 of revenue for the three and nine months ended September 30, 2024, respectively, on the consolidated statements of operations related to shipments of inventory in exchange for prepaid advertising. We utilized $1,182 and $3,473 of prepaid advertising credits for the three and nine months ended September 30, 2025, respectively, and $7 and $1,769 for the three and nine months ended September 30, 2024, respectively.

6.Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Accrued compensation and benefits	$6,372	$5,873
Accrued legal settlements	5,838	—
Accrued inventory purchases	4,425	2,175
Deferred purchase incentive	2,610	2,264
Accrued marketing	2,407	4,180
Accrued professional fees	2,264	3,014
Accrued freight	2,018	478
Accrued sales and other taxes	1,038	1,164
Credit card liabilities	338	780
Accrued interest	68	61
Other accrued expenses	9,377	7,911
Total accrued liabilities	$36,755	$27,900

7.Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,770	$5,592	$3,918	$11,030
Sales of gift cards	88	105	521	556
Redemption of gift cards	(93)	(106)	(645)	(598)
Increase from deferral of revenue	2,946	1,904	2,946	1,904
Decrease from revenue recognition	(1,738)	(2,058)	(1,784)	(2,832)
Loyalty Program points earned	361	423	1,021	1,750
Loyalty Program points redeemed/expired	(665)	(991)	(1,308)	(6,941)
Balance at end of period	$4,669	$4,869	$4,669	$4,869

8.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)

Term Loan Facility	$39,250	$40,000
ABL Facility	—	28,853
Notes payable	400	1,446
Total principal	39,650	70,299
Less debt issuance costs and original issue discount ("OID")	(4,641)	(5,225)
Long-term debt, net	$35,009	$65,074

Current maturities:
Current maturities of long-term debt	$2,150	$2,047
Non-current maturities:
Non-current principal	$37,500	$68,252
Less non-current portion of debt issuance costs and OID	(4,641)	(5,225)
Non-current maturities of long-term debt, net	$32,859	$63,027

Future contractual maturities of credit facilities (not including debt issuance costs) as of September 30, 2025 are as follows (dollars in thousands, unaudited):

Remainder of 2025	$250
2026	2,400
2027	2,000
2028	2,000
2029	33,000
Total	$39,650

ABL Facility and Term Loan Facility

On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (as amended in accordance with its terms, the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500 all of which is available at September 30, 2025) (the “ABL Facility”).

On December 27, 2024 (the “Closing Date”), ABL Borrowers entered into a third amendment to the ABL Credit Agreement, and a Financing Agreement (as further amended in accordance with its terms, the “Term Loan Financing Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”), by and among Authentic Brands, certain subsidiaries of Authentic Brands party thereto as “Borrowers” (the “Term Loan Borrowers”), and certain subsidiaries of Authentic Brands from time to time party thereto as “Guarantors” (collectively with Authentic Brands, the “Term Loan Guarantors”), Blue Torch Finance LLC, as administrative agent and collateral agent, pursuant to which the lenders thereunder provided the Term Loan Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $40,000 (the “Term Loan Facility”). The Term Loan Facility also includes an uncommitted accordion feature pursuant to which, under certain conditions, including a maximum pro forma total net leverage ratio, the Term Loan Borrowers may, with the agreement of the lenders providing any such incremental loans, add one or more tranches of additional term loans in an aggregate principal amount not to exceed $20,000. The proceeds of the Term Loan Facility were issued net of a $1,000 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and will be amortized over the life of the Term Loan Financing Agreement.

Debt issuance costs of $920 were incurred during fiscal 2024 and an additional $229 were incurred during the nine months ended September 30, 2025 in connection with the origination of the Credit Agreements and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the Credit Agreements.

The obligations under the ABL Credit Agreement are guaranteed by each ABL Borrower and each Guarantor (as defined therein). The obligations under the ABL Credit Agreement are secured by a first priority lien on certain deposit accounts, cash and cash equivalents, accounts receivable, inventory and other related assets of the ABL Borrowers and the Guarantors (the “ABL Priority Collateral”) and a second priority lien on substantially all of the other assets of the ABL Borrowers and the Guarantors. The obligations under the Term Loan Financing Agreement are secured by a second priority lien on the ABL Priority Collateral and a first priority lien on substantially all of the other assets of the Term Loan Borrowers and the Term Loan Guarantors.

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Term Loan Borrowers and the ABL Borrowers to maintain (i) a maximum total net leverage ratio (4.00 to 1.00 for fiscal quarter ended March 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2025; 3.50 to 1.00 for fiscal quarter ended December 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2026; and 3.00 to 1.00 for fiscal quarter ended December 31, 2026 and the end of each fiscal quarter thereafter); (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of at least $7,500. The Credit Agreements also limit the ABL Borrowers and the Term Loan Borrowers ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

On the Closing Date, the Company used the proceeds from the Term Loan Facility and approximately $12,813 of borrowings under the ABL Facility (i) to retire the Company’s term loan credit facility with Whitehawk Capital Partners LP, (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible inventory, unrestricted cash and cash equivalents, eligible credit card receivables, eligible accounts receivable and eligible inventory, offset by certain reserves. Our available borrowings under the ABL Credit Facility at September 30, 2025 was $49,259.

Borrowings under the ABL Facility bear interest at a rate per annum of either (i) the Alternate Base Rate (as defined in the ABL Credit Agreement) plus a margin ranging from 0.50% to 1.50% or (ii) Term SOFR (as defined in the ABL Credit Agreement) plus a margin ranging from 1.50% to 2.50%. The ABL Borrowers are also required to pay certain fees in connection with the ABL Credit Agreement, including an unused commitment fee based on the average daily unused portion of the ABL Facility, equal to 0.375% on an annual basis. The ABL Credit Facility is scheduled to mature on December 27, 2029.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to either (i) a Reference Rate (as defined in the Term Loan Financing Agreement) plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR (as defined in the Term Loan Financing Agreement) plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. The Reference Rate and term SOFR rate are subject to floors of 3.50% and 2.50%, respectively. The Term Loan Facility requires the Term Loan Borrowers to make quarterly principal repayments in an aggregate principal amount equal to (i) 0.625% of the original aggregate principal amount of the Term Loan commencing with the fiscal quarter ending on March 31, 2025 through the first anniversary of the Closing Date, (ii) 1.25% of the original aggregate principal amount of the term loans extended thereunder commencing with the fiscal quarter ending after the first anniversary of the Closing Date through the maturity date of the Term Loan Facility. The Term Loan Facility is also subject to customary mandatory prepayment provisions, including payments of proceeds from asset dispositions, casualty events, extraordinary receipts and a percentage of excess cash flow. The Term Loan Borrowers may voluntarily prepay amounts outstanding under the Term Loan Facility at any time, subject in certain cases to a prepayment premium. The Term Loan Facility is scheduled to mature on December 27, 2029.

Notes Payable

In July and September 2021, the Company entered into note payable agreements for $2,588 at an interest rate of approximately 1.00% per annum to repurchase Incentive Units (as defined below) from former employees. The notes are payable in four annual installment payments. In the third quarter of fiscal 2025, the Company fully repaid these notes payable agreements for $647.

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of September 30, 2025, the outstanding balance on the notes payable is $400.

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

Non-Controlling Interests

Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of September 30, 2025, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 36.7% and 63.3%, respectively.

Public Offering

On July 16, 2025, the Company, entered into an underwriting agreement (the "Underwriting Agreement") with D.A. Davidson & Co. (the "Underwriter"), pursuant to which the Company agreed to use and sell 28,000,000 shares of Class A Common Stock at an offering price of $1.25 per share (the "Offering"). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 4,200,000 shares of Class A Common Stock, which option was fully exercised by the Underwriter on July 17, 2025. The Offering closed on July 18, 2025 resulting in the issuance of 32,200,000 shares and gross proceeds of $40,250, which were reduced by $2,824 of issuance costs, resulting in total net proceeds of $37,426 recorded as an increase to Class A common Stock as of September 30, 2025.

Shares Issued for Legal Settlement

On May 15, 2024, Alta Partners, LLC (“Alta”) filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleged breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. On June 20, 2025, the Company entered into a settlement and release agreement with Alta, pursuant to which, in full settlement of the claims described therein, the Company issued 2,300,100 shares of Class A Common Stock with a market value of $3,367, net in exchange for $1,000 which resulted in $2,367 non-cash charge during the second quarter of 2025. Insurance proceeds were received in the amount of $2,367 in the third quarter of 2025.

10.Equity-Based Compensation

Incentive Units

Authentic Brands maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of September 30, 2025, 8,472 Incentive Units remain outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The Board of Directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the Board of Directors.

The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company utilized the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the Plan, were established at the grant date and must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date for the nine months ended September 30, 2025 and 2024:

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

The following table summarizes the changes in the number of Incentive Units for the nine months ended September 30, 2025 and 2024:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2025	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at September 30, 2025	8,472	$213.79
Vested at September 30, 2025	8,365	$213.77

Granted and outstanding at January 1, 2024	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at September 30, 2024	8,472	$213.79
Vested at September 30, 2024	7,125	$213.50

For the nine months ended September 30, 2025, the equity compensation expense related to nonvested Incentive Units was fully recognized. For the nine months ended September 30, 2024, the unrecognized equity compensation expense was $200, over a weighted average period of approximately one year.

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

Stock Options

The Company grants stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options is based upon a Black Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

	Nine Months Ended September 30,
	2025	2024
Weighted average grant date fair value	$1.21	$2.21
Expected dividend	—	—
Expected volatility	71%	66%
Risk-free interest rate	4.02%	4.32%
Options term (in years)	4.5	4.5

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

The following table summarizes information about stock options activities for the nine months ended September 30, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	5,424,411	$4.41
Granted	4,637,016	2.05
Forfeited	(2,338,940)	3.35
Outstanding at September 30, 2025	7,722,487	$3.31
Vested and exercisable at September 30, 2025	1,624,885	$4.40

Outstanding at January 1, 2024	3,413,340	$5.19
Granted	2,663,464	3.94
Forfeited	(511,308)	6.20
Exercised	(2,546)	5.05
Outstanding at September 30, 2024	5,562,950	$4.50
Vested and exercisable at September 30, 2024	988,488	$5.22

The total unrecognized equity compensation expense related to stock options to be recognized was $6,672 and $8,799, respectively, over a weighted average period of approximately two years, for both the nine months ended September 30, 2025 and 2024.

Restricted Stock Units

The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock of the Company on the date of grant.

The following table summarizes information about the RSUs under the Omnibus Plan for the nine months ended September 30, 2025 and 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	2,232,952	$4.51
Granted	4,242,636	1.94
Forfeited	(1,148,179)	2.93
Vested	(1,203,232)	4.29
Nonvested at September 30, 2025	4,124,177	$2.37

Nonvested at January 1, 2024	1,684,955	$5.77
Granted	1,664,761	4.05
Forfeited	(392,844)	5.29
Vested	(591,699)	6.15
Nonvested at September 30, 2024	2,365,173	$4.54

The total unrecognized equity compensation expense related to RSUs to be recognized was $7,632 and $8,515, respectively, over a weighted average period of approximately two years, for both the nine months ended September 30, 2025 and 2024.

Performance-Based Restricted Stock Units

On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of September 30, 2025. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date for the nine months ended September 30, 2025 and 2024:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21

The total unrecognized equity-based compensation expense related to PSUs to be recognized was $505 and $1,180, respectively, over a weighted average period of approximately two years and three years, respectively, for the nine months ended September 30, 2025 and 2024.

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

On September 8, 2025, the Company issued 75,088 shares for a total of $103 during the six-month offering period from March 9, 2025 through September 8, 2025.

11.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $229 and $659 for the three and nine months ended September 30, 2025, respectively, and $227 and $844 for the three and nine months ended September 30, 2024, respectively.

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

The Company’s U.S. federal and state income tax returns for the tax years 2020 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service completed its examination of Authentic Brands' 2021 U.S. federal partnership return during the current year and the audit resulted in no changes in the reported amounts. Accordingly, no adjustments were required to the Company's previously recorded tax positions, and there were no material impacts to the Company's consolidated financial statements. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Our effective tax rate for the period ended September 30, 2025 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest.

Based primarily on our limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use our DTAs. Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

13.Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to BRC Inc. by the weighted-average shares of Class A Common Stock outstanding without consideration for potential dilutive securities. Shares of Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,238)	$(1,397)	$(23,595)	$(916)
Less: Net loss attributable to non-controlling interest	(752)	(862)	(14,893)	(446)
Net loss attributable to BRC Inc.	$(486)	$(535)	$(8,702)	$(470)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	107,994,798	72,154,931	88,625,749	68,904,034

Net loss per share attributable to Class A Common Stock, basic and diluted	$0.00	$(0.01)	$(0.10)	$(0.01)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A Common Stock because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	7,722,487	5,562,950	7,722,487	5,562,950
Common Units	133,889,692	135,473,335	133,889,692	135,473,335
RSUs	4,124,177	2,365,173	4,124,177	2,365,173
PSUs	8,462,412	8,462,412	8,462,412	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,187,537	1,221,857	1,187,537
ESPP	81,659	78,287	81,659	78,287
Total units excluded from computation of diluted net loss per share	155,502,284	153,129,694	155,502,284	153,129,694

14.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $11,177 and $38,090 for the three and nine months ended September 30, 2025, respectively, and $10,638 and $32,400 for the three and nine months ended September 30, 2024, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of September 30, 2025 (dollars in thousands, unaudited):

Remainder of 2025	$7,016
2026	30,018
2027	32,427
2028	15,141
2029	14,934
Total	$99,536

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

The Company is also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from its customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on the Company’s business and operating results. The Company has accrued $320 related to potential sales and other tax exposure as of both September 30, 2025 and December 31, 2024, respectively, which is included in "Accrued liabilities" on the consolidated balance sheets.

Legal Disputes

On April 28, 2022, Tang Capital Partners, LP (“Tang Capital”) filed a lawsuit in federal district court in the Southern District of New York against the Company, Tang Capital Partners, LP v. BRC Inc., Case 22-CV-3476 (RWL) (Southern District of New York). The complaint alleges that Tang Capital suffered damages arising from the Company’s refusal on two alleged occasions to permit Tang Capital to exercise warrants. On March 8, 2023, the court granted the Company’s motion to dismiss a claim for declaratory judgment but denied the Company’s motion to dismiss Tang Capital's breach of contract claim. Each party filed respective motions for summary judgment and completed the briefing of these motions on May 31, 2024. Tang Capital's motion for summary judgment sought $10,535 in compensatory damages, plus prejudgment interest. On November 8, 2024, the court granted in part, and denied in part, the respective motions for summary judgment, holding that the Company breached the warrant agreement by not allowing Tang Capital to exercise warrants, but determining that there were fact issues that need to be resolved at trial on the issue of Tang Capital’s alleged damages, including whether Tang could have mitigated its alleged damages. On July 21, 2025, Tang Capital and the Company agreed to settle all claims relating to the lawsuit for total consideration of $8,250, and the Court dismissed the matter effective July 21, 2025. Insurance proceeds of $3,948 offsetting these amounts were received in the third quarter of 2025.

On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly-owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. In connection with this settlement, the Company paid SEI $418. On March 30, 2025, both SEI motions for reconsideration of the order granting the partial motion to dismiss and for leave to amend its complaint were denied by the court. On April 14, 2025, the Company filed a motion for attorneys' fees, which currently remains pending. On June 27, 2025, SEI filed an appeal in the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit"), alleging the district court erred in granting the Company’s motion to dismiss and denying SEI’s motion for leave to amend its complaint. The Company filed a response with the Fifth Circuit on August 27, 2025. The Company and SEI held a mediation on October 13, 2025, but did not reach a settlement. On October 23, 2025, the Fifth Circuit affirmed the judgment of the district court granting the Company's motion to dismiss and denying SEI's motion for leave to amend.

On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleges breach of contract and is seeking a declaratory judgment. The complaint alleges that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. The lawsuit seeks unspecified general and compensatory damages, attorneys’ fees, and other reasonable costs and disbursements. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. On July 17, 2025, Clark sent a settlement demand to the Company and the Company is presently seeking further discovery from Clark and plans to vigorously defend itself in this matter. $500 has been included in accrued liabilities related to this matter.

On May 15, 2024, Alta filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleged breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. The lawsuit sought unspecified general and compensatory damages, attorneys’ fees, and other costs and disbursements. The Company moved to dismiss the Complaint, but on February 18, 2025, the Magistrate Judge issued a report recommending denial of the motion. The District Judge adopted the report on March 6, 2025, and the parties began discovery. On June 20, 2025, the Company entered into a settlement and release agreement with Alta, pursuant to which, in full settlement of the claims described therein, (i) Alta paid the Company $1,000 and (ii) the Company issued 2,300,100 shares of Class A Common Stock with a market value of $3,367 to Alta pursuant to its registration statement on Form S-3 (File No. 333-270727). The case has been dismissed. Insurance proceeds were received in the amount of $2,367 in the third quarter of 2025.

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

15.Operational Improvement Plan

Beginning in the second quarter of fiscal year 2025, management implemented an operational improvement plan (the "Operational Improvement Plan") to reduce costs and improve efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions and the actions for this plan are expected to be completed by the end of fiscal year 2025. In the third quarter of 2025, the Operational Improvement Plan was modified as a result of the relocation of our corporate headquarters and the relocation of our inventory as a result of a change in third party logistics providers.

Headcount was reduced by approximately 48 employees across the Company as part of the Operational Improvement Plan. An incremental headcount reduction of 15 employees resulted from the modification of the Operational Improvement Plan in the third quarter of 2025. No liabilities were excluded due to the inability to estimate fair value. For the three and nine months ended September 30, 2025, the Company recorded $788 and $2,937, respectively, for severance expenses as part of the Operational Improvement Plan. As of September 30, 2025, the Company had accrued severance costs of $1,362, which are expected to be fully paid out by the end of the first quarter of fiscal year 2026. Severance costs are included in the consolidated statement of operations line "Salaries, wages, and benefits".

In addition to severance costs included in the Operational Improvement Plan, the Company incurred $702 of transition costs for both the three and nine months ended September 30, 2025. These costs are primarily reported as "General and administrative expenses" in our consolidated statement of operations.

As of September 30, 2025, accrued restructuring costs related to the 2025 Operational Improvement Plan, consist of the following (dollars in thousands, unaudited):

	Reduction in Workforce	Transition Costs	Total Restructuring Costs
Balance as of January 1, 2025	$—	$—	$—
Costs incurred	2,149	—	2,149
Costs paid or settled	(563)	—	(563)
Balance as of June 30, 2025	$1,586	$—	$1,586
Costs incurred	788	702	1,490
Costs paid or settled	(1,012)	(702)	(1,714)
Balance as of September 30, 2025	$1,362	$—	$1,362

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

•DTC channel revenue decline is slowing as we execute our strategic initiatives to optimize customer acquisition, enhance retention, and provide our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings on our website. Additionally, we are increasing our focus on investment on major 3rd Party Ecommerce Marketplaces because of changing consumer trends.

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

Recent Developments

Operational Improvement Plan

During the second quarter of 2025, management implemented the Operational Improvement Plan to reduce costs and improve efficiency of certain company-wide functions. This plan was extended in the third quarter of 2025 as a result of a move of our corporate headquarters and the change in our third party logistics provider. We estimate the cost of this plan will be approximately $3.6 million which is related to severance and transition costs all of which have been incurred as of September 30, 2025. We estimate that the costs savings as a result of this plan will be more than $8.6 million on an annualized run rate basis. As of September 30, 2025, we have realized approximately $3.1 million of these savings.

Public Offering of Class A Common Stock

On July 16, 2025, the Company, entered into an underwriting agreement (the "Underwriting Agreement") with D.A. Davidson & Co. (the "Underwriter"), pursuant to which the Company agreed to use and sell 28,000,000 shares of Class A Common Stock, at an offering price of $1.25 per share (the "Offering"). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 4,200,000 shares of Class A Common Stock, which option was fully exercised by the Underwriter on July 17, 2025. The Offering closed on July 18, 2025.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Maintaining and growing brand awareness and loyalty is critical to our success. We believe we have developed an efficient marketing strategy that enhances brand awareness and drives consumer engagement. Consumer appreciation of our brands is primarily reflected in our sales across our three channels. We expect to continue to refine and develop our brand strategy utilizing reach-based formats such as streaming advertising and other select avenues. In addition, we will leverage our social media presence and employ targeted digital advertising to expand the reach of our brand.

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

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for three and nine months ended September 30, 2025 and 2024. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$100,712	$98,204	$285,524	$285,613
Cost of goods sold	63,563	56,856	183,729	164,822
Gross profit	37,149	41,348	101,795	120,791
Operating expenses
Marketing and advertising	8,707	10,109	29,798	25,129
Salaries, wages and benefits	14,389	16,548	43,743	49,419
General and administrative	12,947	12,324	39,046	38,619
Other operating expense, net	588	1,261	6,746	1,584
Total operating expenses	36,631	40,242	119,333	114,751
Operating income (loss)	518	1,106	(17,538)	6,040
Non-operating expenses
Interest expense, net	(1,712)	(2,453)	(5,925)	(6,805)
Total non-operating expenses	(1,712)	(2,453)	(5,925)	(6,805)
Loss before income taxes	(1,194)	(1,347)	(23,463)	(765)
Income tax expense	44	50	132	151
Net loss	$(1,238)	$(1,397)	$(23,595)	$(916)

Components of Our Operating Income (Loss)

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net	$100,712	$98,204	$2,508	3%
Cost of goods sold	63,563	56,856	6,707	12%
Gross profit	$37,149	$41,348	$(4,199)	(10)%
Gross margin(1)	37%	42%
Total operating expenses	$36,631	$40,242	$(3,611)	(9)%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the three months ended September 30, 2025 increased $2.5 million, or 3%, to $100.7 million as compared to $98.2 million for the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Wholesale	$67,032	$63,655	$3,377	5%
DTC	27,842	29,044	(1,202)	(4)%
Outpost	5,838	5,505	333	6%
Total net sales	$100,712	$98,204	$2,508	3%

Net revenue for our Wholesale channel for the three months ended September 30, 2025, increased $3.4 million, or 5%, to $67.0 million as compared to $63.7 million for the corresponding period in 2024. The increase was primarily driven by an increase in Energy revenue in 2025, growth in packaged coffee distribution and SKU expansion at FDM retailers. This increase was partially offset by a $2.3 million decrease in sales from barter transactions in the third quarter of 2024, whereby finished goods inventory was exchanged for prepaid advertising credits.

Net revenue for our DTC channel for the three months ended September 30, 2025 decreased $1.2 million, or 4%, to $27.8 million as compared to $29.0 million for the corresponding period in 2024. The decrease was primarily driven by the impact of a $0.6 million decrease in the accrual for loyalty rewards points in the third quarter of 2024 following a change in policy on expiration of points. In addition, our DTC channel experienced lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers. This decrease was partially offset by an increase in sales through third party online retailers.

Net revenue for our Outpost channel for the three months ended September 30, 2025, increased $0.3 million, or 6%, to $5.8 million as compared to $5.5 million for the corresponding period in 2024. The increase was primarily driven by higher franchise fees and increased average order values, supported by efforts to drive add-on and bundled purchases through company-owned retail stores.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2025 increased $6.7 million, or 12%, to $63.6 million as compared to $56.9 million for the corresponding period in 2024. Gross margin decreased to 37% for the three months ended September 30, 2025 as compared to 42% for the corresponding period in 2024. The decrease in gross margin was driven by the decrease in revenue as a result of the decrease in the accrual for loyalty reward points in the third quarter of 2024. The decline also reflected higher inflationary costs, primarily in coffee bean prices and shipping cost. In addition, we have increased investments in trade and promotions, partially offset by productivity improvements and favorable mix.

Operating expenses

Total operating expenses for the three months ended September 30, 2025 decreased $3.6 million, or 9%, to $36.6 million as compared to $40.2 million for the corresponding period in 2024.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Marketing and advertising	$8,707	$10,109	$(1,402)	(14)%
Salaries, wages and benefits	14,389	16,548	(2,159)	(13)%
General and administrative	12,947	12,324	623	5%
Other operating expense, net	588	1,261	(673)	(53)%
Total operating expenses	$36,631	$40,242	$(3,611)	(9)%

Marketing and advertising expenses for the three months ended September 30, 2025 decreased $1.4 million, or 14%, to $8.7 million as compared to $10.1 million for the corresponding period in 2024. This decrease was primarily driven by lower spending on non-working and less effective marketing activities as we continue to optimize our marketing mix. This reduction reflects a strategic reallocation of resources toward working media and performance-based initiatives that are expected to generate higher returns on investment and more directly support revenue growth.

Salaries, wages and benefits expenses for the three months ended September 30, 2025 decreased $2.2 million, or 13%, to $14.4 million as compared to $16.5 million for the corresponding period in 2024. This decrease was primarily a result of reduced compensation costs through headcount reductions, partially offset by an increase in severance costs associated with our Operational Improvement Plan.

General and administrative expenses for the three months ended September 30, 2025 increased $0.6 million, or 5%, to $12.9 million as compared to $12.3 million for the corresponding period in 2024. This increase was primarily as a result of costs related to the change in our third party logistics provider and an increase in depreciation expense as a result of a change in useful life of certain software during the second quarter of 2025, partially offset by an overall decrease in general and administrative expense as a result of our continued efforts to find efficiencies in our corporate infrastructure and remove inefficient or duplicative expenses in professional services, information technology, and other expense areas.

Other operating expense, net for the three months ended September 30, 2025 decreased $0.7 million, or 53%, to $0.6 million as compared to $1.3 million for the corresponding period in 2024. The decrease was primarily related to a decrease in site termination costs for our Outpost locations.

Non-operating expenses

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(1,712)	$(2,453)	$(741)	(30)%
Total non-operating expenses	$(1,712)	$(2,453)	$(741)	(30)%

Interest expense, net for the three months ended September 30, 2025 decreased $0.7 million, or 30%, to $1.7 million as compared to $2.5 million for the corresponding period in 2024. The decrease was primarily due to the decrease in the average balance of the ABL Facility during the third quarter of 2025.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net	$285,524	$285,613	$(89)	—%
Cost of goods sold	183,729	164,822	18,907	11%
Gross profit	$101,795	$120,791	$(18,996)	(16)%
Gross margin(1)	36%	42%
Total operating expenses	$119,333	$114,751	$4,582	4%

(1)Gross margin is calculated as gross profit as percentage of revenue, net

Revenue, net

Net revenue for the nine months ended September 30, 2025 remained flat compared to the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Wholesale	$185,139	$177,844	$7,295	4%
DTC	83,203	91,628	(8,425)	(9)%
Outpost	17,182	16,141	1,041	6%
Total net sales	$285,524	$285,613	$(89)	—%

Net revenue for our Wholesale channel for the nine months ended September 30, 2025 increased $7.3 million, or 4%, to $185.1 million as compared to $177.8 million for the corresponding period in 2024. The increase was primarily driven by revenue from Black Rifle Energy launched in the fourth quarter of 2024, growth in packaged coffee distribution and SKU expansion at FDM retailers. This increase was partially offset by a $13.8 million decrease in revenue recognized related to a barter transaction in 2024, whereby we exchanged finished goods inventory for prepaid advertising credits.

Net revenue for our DTC channel for the nine months ended September 30, 2025 decreased $8.4 million, or 9%, to $83.2 million as compared to $91.6 million for the corresponding period in 2024. The decrease was primarily driven by the impact of a $5.7 million decrease in the accrual for loyalty rewards points in 2024 following a change in policy on expiration of points. In addition, our DTC channel experienced lower customer acquisition due to declines in the overall DTC market, a strategic reallocation of advertising spend to higher return areas, and an increase in points of distribution in the Wholesale channel, which expanded brick and mortar availability for Black Rifle Coffee consumers.

Net revenue for our Outpost channel for the nine months ended September 30, 2025 increased $1.0 million, or 6%, to $17.2 million as compared to $16.1 million for the corresponding period in 2024. The increase was primarily driven by higher franchise fees and increased average order values, supported by efforts to drive add-on and bundled purchases through company-owned retail stores.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2025 increased $18.9 million, or 11%, to $183.7 million as compared to $164.8 million for the corresponding period in 2024. Gross margin decreased to 36% for the nine months ended September 30, 2025 as compared to 42% for the corresponding period in 2024. The decrease in gross margin was driven by the decrease in revenue as a result of the decrease in the accrual for loyalty reward points in 2024. The decline also reflected higher inflationary costs, primarily in coffee bean prices and shipping cost. In addition, we have increased investments in trade and promotions, partially offset by productivity improvements and favorable mix.

Operating expenses

Total operating expenses for the nine months ended September 30, 2025 increased $4.6 million, or 4%, to $119.3 million as compared to $114.8 million for the corresponding period in 2024.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Marketing and advertising	$29,798	$25,129	$4,669	19%
Salaries, wages and benefits	43,743	49,419	(5,676)	(11)%
General and administrative	39,046	38,619	427	1%
Other operating expense, net	6,746	1,584	5,162	326%
Total operating expenses	$119,333	$114,751	$4,582	4%

Marketing and advertising expenses for the nine months ended September 30, 2025 increased $4.7 million, or 19%, to $29.8 million as compared to $25.1 million for the corresponding period in 2024. This increase was due to our expansion of partnerships, an increase in research data, incremental shopper marketing, an increase in overall marketing to support the launch of Black Rifle Energy, and an increase in performance-based initiatives that are expected to generate higher returns on investment and more directly support revenue growth.

Salaries, wages and benefits expenses for the nine months ended September 30, 2025 decreased $5.7 million, or 11%, to $43.7 million as compared to $49.4 million for the corresponding period in 2024. This decrease was primarily a result of reduced compensation costs through headcount reductions, partially offset by an increase in severance costs associated with our Operational Improvement Plan.

General and administrative expenses for the nine months ended September 30, 2025 increased $0.4 million, or 1%, to $39.0 million compared to $38.6 million the corresponding period in 2024. This increase was primarily a result of an increase in depreciation expense as a result of a change in useful life of certain software during the second quarter of 2025, an increase in legal fees related to ongoing litigation which was settled in the second and third quarters of 2025, and costs related to the change in our third party logistics provider, partially offset by decreases as a result of our continued efforts to find efficiencies in our corporate infrastructure and remove inefficient or duplicative expenses in professional services, information technology, and other expense areas.

Other operating expense, net for the nine months ended September 30, 2025 increased $5.2 million, or, 326%, to $6.7 million as compared to $1.6 million for the corresponding period in 2024. The increase was primarily related to a $4.3 million increase in legal contingencies, net of insurance recoveries, partially offset by a decrease in termination costs for our retail outpost locations in 2025. For further discussion around legal contingencies see Note 14, Commitments and Contingencies, of our consolidated financial statements.

Non-operating expenses

The following table summarizes non-operating expenses for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(5,925)	$(6,805)	$(880)	(13)%
Total non-operating expenses	$(5,925)	$(6,805)	$(880)	(13)%

Interest expense, net for the nine months ended September 30, 2025 decreased $0.9 million, or 13%, to $5.9 million as compared to $6.8 million for the corresponding period in 2024. The decrease was primarily due to the decrease in the average balance of the ABL Facility during the third quarter of 2025.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. Furthermore, we use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of September 30, 2025, our cash and cash equivalents was $9.5 million, our working capital was $27.3 million, and under our credit facilities, we had $49.3 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. There are no defaults or events of default at this time and the Company is in compliance with all covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

On July 18, 2025, we closed the Offering and issued 28,000,000 shares of Class A Common Stock and an additional 4,200,000 shares of Class A Common Stock as a result of the exercise in full of the underwriter's option, for total net proceeds of $37.4 million.

See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$(1,095)	$9,145	$(10,240)	(112)%
Investing activities	$(2,862)	$(6,096)	$(3,234)	(53)%
Financing activities	$6,629	$(9,311)	$15,940	171%

Operating Activities

Net cash used in operating activities was $1.1 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $9.1 million for the corresponding period in 2024. The total decrease of $10.2 million in net cash provided by operating activities was primarily due to net loss of $23.6 million for the nine months ended September 30, 2025 compared to net loss of $0.9 million for nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $6.1 million for the corresponding period in 2024. The $3.2 million decrease in net cash used in investing activities was primarily due to reduced capital expenditure projects for our Outpost locations, roasting facilities and information technology.

Financing Activities

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $9.3 million for the corresponding period in 2024. The $15.9 million increase in net cash provided by financing activities was primarily due to $37.4 million of net proceeds received from the public offering in the third quarter of fiscal year 2025 and $1.0 million of net proceeds from shares issued for legal settlement, offset by a net decrease of $30.8 million on long-term debt, primarily due to repayment of our ABL facility.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $7.0 million for the remainder of 2025; $30.0 million for 2026; and $32.4 million for 2027. See Note 14, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of September 30, 2025 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $32.2 million beyond twelve months through 2043.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Term Loan Facility bears interest at a rate per annum equal to either (i) a Reference Rate (as defined in the Term Loan Financing Agreement) plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR (as defined in the Term Loan Financing Agreement) plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Alternate Base Rate (as defined in the ABL Credit Agreement) plus a margin ranging from 0.50% to 1.50% or (ii) Term SOFR (as defined in the ABL Credit Agreement) plus a margin ranging from 1.50% to 2.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2025, we had $39.3 million outstanding on our Term Loan Facility and none outstanding on our ABL Facility with available borrowings of $49.3 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $2.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in the second quarter of fiscal 2025, we implemented the Operational Improvement Plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. As part of the Operational Improvement Plan we have reduced our workforce by approximately 11.4%. This reduction in force, and any other future reductions, and the attrition that may occur following them could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our company, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the Operational Improvement Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

On September 12, 2025, Steven Taslitz, a director of the Company, solely in his capacity as Trustee of a trust, adopted a "Rule 10b5-1 trading arrangement", as defined in Item 408(a) of Regulation S-K under the Securities Act of 1933, as amended. The aggregate number of shares that may be sold pursuant to the trading plan is 337,241 shares of Class A Common Stock. The trading plan authorizes the agent to begin selling such shares pursuant to the plan on February 16, 2026 and provides that the agent shall cease selling such shares on the earliest to occur of (i) February 15, 2027 and (ii) the date on which an aggregate of 337,241 shares of Class A Common Stock issuable upon exchange of an equivalent number of common units of Authentic Brands LLC (and forfeiture of an equivalent number of shares of Class B Common Stock) have been sold under such plan.

Other than as disclosed above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.5	Amendment to By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 3, 2025, with the SEC).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew Amigh
Matthew Amigh
November 3, 2025		Chief Financial Officer
(Principal Financial Officer)