Form 10-K
period 2025-12-31
BRC Inc.
filed 2026-03-02
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

3131 W. 2210 S., Suite C
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value as of June 30, 2025, of the registrant’s common stock held by non-affiliates based on the reported closing price on the New York Stock Exchange on such date was $85,094,351.
As of February 26, 2026, the registrant had (i) 115,208,119 shares of Class A Common Stock, and (ii) 133,492,037 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding the Company’s intentions, beliefs or current expectations concerning, among other things, the Company’s results of operations, financial condition, liquidity, prospects, growth, strategies, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, the markets in which the Company operates as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Annual Report and management’s expectations, beliefs and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:

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

•Failure to uphold our position as a supportive member of the military, Veteran and first-responder communities, or other factors negatively affecting brand perception;

•Inability to establish and maintain strong brand recognition through intellectual property or other means;

•Shifts in consumer spending, lack of interest in new products or changes in brand perception upon evolving consumer preferences and tastes, including due to shifts in demographic or health-and-wellness trends, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes;

•Price changes that are insufficient to offset cost increases;

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

•Supply chain disruptions or failures by third-party suppliers and logistics service-providers to deliver coffee, store supplies, ready-to-drink (“RTD”) beverage ingredients, or merchandise, including disruptions caused by external factors;

•Ongoing risks related to supply chain volatility and reliability, including tariffs, political and climate risks;

•Fluctuations in the market for high-quality coffee beans and other key commodities;

•Unpredictable changes in the cost and availability of labor, raw materials, equipment, transportation, or shipping;

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

•Failure to execute our operational improvement plan (“Operational Improvement Plan”) to reduce costs and improve efficiency of certain company-wide functions;

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

Risks Related to Our Business
•Our brand, including the quality of media content and active participation in the military, Veteran and first-responder communities, is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition, and results of operations.
•Failure to maintain or enhance the value and reputation of our brand, including our support of the military, Veteran and first-responder communities, could have a negative impact on our financial results.
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
•A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our business, financial condition and results of operations will be harmed.
•Our current operations are highly dependent on the financial performance of our Wholesale and DTC channels, and reliance on third-party logistics, as well as other risks could negatively impact our business.
•Our business relies on co-manufacturers and third-party suppliers to supply our products, and the loss of any of our co-manufacturers, our failure to identify new co-manufacturers, or our inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
•Interruption of our supply chain of coffee, corrugate, flexible and metal packaging, RTD beverage ingredients, store supplies or merchandise, or of our third-party logistics service providers, could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
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
•We may not be able to compete successfully with other producers and retailers of coffee, RTD and energy drinks.
Intense competition in our markets could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
•Our profitability depends in part on successfully operating Outposts. We may be unsuccessful in opening or profitably operating new Outposts or establishing new markets, which could adversely affect our growth.
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
•If we fail to maintain adequate operational and financial resources, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
•Authentic Brands’ debt obligations could impair our financial condition and negatively impact our business. We may be unable to generate sufficient cash flow to meet these obligations.
•Authentic Brands’ debt agreements include the maintenance of financial covenants which could restrict our ability to do business.
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
•We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading, including with respect to the use of the American flag.
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
•We may not be able to maintain the listing of our Class A Common Stock on the NYSE.

Part I
Item 1. Business

When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Company Overview
Black Rifle Coffee Company is a Veteran-founded and led premium coffee, and energy drink, company operating through one reportable segment composed of three primary channels: Wholesale, DTC, and Outposts. We leverage in-house media and content creation to support brand awareness, customer engagement, and community building. Founded in 2014 by U.S. Army Veteran Evan Hafer, Black Rifle Coffee began with a one-pound coffee roaster in a garage, where Hafer personally roasted, packaged, and shipped coffee directly to consumers. Today, we have grown into a widely recognized and nationally distributed brand steadfast in its commitment to supporting active-duty military, Veterans, first responders, and others who share our values.
Black Rifle Coffee operates out of offices in West Valley City, Utah; San Antonio, Texas; and Nashville, Tennessee, with a manufacturing facility in Manchester, Tennessee. Our product offerings have expanded beyond traditional roast coffee to include single-serve coffee and ready-to-drink coffee products, as well as Black Rifle Energy, a ready-to-drink energy beverage launched in late 2024. In addition, we offer Black Rifle branded apparel, coffee brewing equipment, and outdoor and lifestyle gear designed to extend brand engagement and customer loyalty.

Our Mission and Community

Our mission at Black Rifle Coffee Company is to serve premium coffee and energy beverages and provide proprietary content to active-duty military, Veterans, first responders, and others who share our values. Founded and led by combat Veterans of the Global War on Terror, we are a mission-driven company committed to delivering quality products while giving back to the communities we serve. This dedication is reflected in our recruitment and hiring practices, charitable donations, and storytelling through our media channels.

As a public benefit corporation, Black Rifle Coffee Company balances profitability with purpose. Our public benefit purpose is to support active duty military members, Veterans, and first-responders, including underserved populations within those communities. We achieve this through objectives such as:

•Creating meaningful post-service career opportunities for Veterans, first responders, and their families.
•Supporting charities focused on mental health and other critical needs within these communities.
•Inspiring Veterans to pursue entrepreneurship through select programs and charitable support.
•Providing quality products and content that resonate with these audiences.

A significant factor in our success is the work ethic and discipline of our Veteran employees. We are committed to hiring Veterans and military spouses, supporting their transition from military service to private industry. This dedication fosters a strong, cohesive culture at Black Rifle Coffee Company, and we seek to maintain Veterans and military spouses as a meaningful portion of our workforce.

Our corporate giving is strengthened through direct cash and in-kind donations to charities aligned with our public benefit purpose, providing direct support to individuals, charities, and organizations aligned with our mission to serve those who serve.

Our Business

We are a digitally native brand with an established omnichannel business model, operating through one reportable segment composed of three primary channels: Wholesale, DTC and Outposts. Each channel plays a distinct role in reaching our customers, building our community, and growing our brand.

In our Wholesale channel, we sell packaged coffee and our RTD beverages through leading Food, Drug, and Mass (“FDM”) retailers such as Walmart, Sam’s Club, regional and national grocery chains, and convenience stores, such as 7-Eleven, Casey’s General Store, and Circle K. Additionally, our coffee, apparel, and gear are sold through specialty retailers like Bass Pro Shops, Scheels, and Ace Hardware. In 2025, the Wholesale channel generated $258.0 million in sales, compared to $245.0 million in 2024. We have prioritized growth in this channel by expanding distribution in grocery stores, club stores, convenience stores, and specialty retailers, positioning the Wholesale channel as a key driver of future revenue.

Our DTC platform has been the foundation of our business since the inception of the company and launch of www.blackriflecoffee.com. This channel enabled us to establish brand awareness and scale as a recognizable beverage brand in the United States. Through this channel, we engage directly with customers and obtain insight into consumer preferences. The DTC channel includes our subscription-based Coffee Club, through which customers can receive ground, whole bean, single-serve coffee, or apparel delivered to their home or office on a customizable schedule. As of December 31, 2025, the Coffee Club served approximately 159,900 active subscribers. In 2025, DTC sales totaled $117.6 million, compared to $123.8 million in 2024, reflecting a 5% decline primarily due to consumer purchasing behavior shifting toward retail channels and reallocation of resources in order to grow the Wholesale channel.

Our Outposts offer a company-operated and franchised coffee shop experience, featuring freshly brewed coffee, Black Rifle Coffee merchandise, and a community oriented environment. Since opening the first Outpost in San Antonio, Texas, in 2020, we have expanded to operate 17 company-owned Outposts and 18 franchised locations across ten states, including Texas, Utah, and Tennessee. In 2025, Outpost sales totaled $22.6 million, a decline from $22.7 million in 2024. While new unit growth in this channel is currently limited, we will continue to evaluate the role of this channel within our broader growth strategy, while prioritizing capital allocation toward growth in the Wholesale channel.

We create proprietary digital and social media content designed to strengthen our connection with the Black Rifle Coffee community. Guided by a three-pronged strategy—Inform, Inspire, and Entertain—we use content to educate consumers on our products and brand, including insights into our roasting processes and premium offerings. Through brand-focused storytelling, we highlight the experiences of Veterans, first responders, and everyday heroes who embody our mission. At the same time, we captivate and entertain with humor, creativity, and engaging formats that resonate deeply with our loyal and passionate customer base. This comprehensive approach reflects our core values while fostering lasting brand loyalty and recognition.

In addition to media content, we continue to grow through strategic partnerships and collaborations that amplify our brand and extend our reach. These initiatives include partnerships with social media influencers and high-profile sports organizations to connect with new and existing audiences. For instance, in July 2022, we announced a partnership with the Dallas Cowboys, featuring product placement at AT&T Stadium. In February 2024, we entered into a three-year marketing partnership with the UFC, which includes brand visibility across UFC platforms and events.

These partnerships, combined with our integrated media and marketing strategy, help us build connections with our customers, drive brand loyalty, and differentiate Black Rifle Coffee in a competitive market.

Product Supply

The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua. We also source green coffee beans from more than ten additional countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is a critical component of our manufacturing and supply chain operations. Our licensed, Coffee Quality Institute-certified grader and former Green Beret oversees cupping, grading, scoring, and sourcing of our coffees.

We rely on co-manufacturers to support a portion of our roasted coffee production capacity and utilize co-manufacturers exclusively for the production of our RTD and Energy product lines. These partnerships allow us to scale production efficiently to meet consumer demand while maintaining the quality standards our customers expect.

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

Despite these challenges, we are uniquely positioned to compete in the U.S. coffee market and the U.S. energy drink market. Our differentiation lies in our product portfolio, brand positioning, in-house media and content capabilities, and omnichannel distribution strategy supported by a large and engaged subscriber base. Beyond coffee and Black Rifle Energy, our customers also purchase branded merchandise, including Black Rifle Coffee apparel, display decals and banners, and engage with our brand through social media and word-of-mouth referrals. This brand affinity supports customer retention and provides opportunities to introduce additional products over time.

Competition in the coffee market is influenced by factors such as product quality, roasting methods, brand recognition, and technology. A key competitive capability is our in-house roasting for a significant portion of our bagged coffee products, which we consider important to delivering the exceptional quality our customers expect. In the RTD coffee, retort dairy, and energy drink categories, we face competition from established brands and encounter barriers to entry, such as production and distribution capabilities. While these markets are competitive, our brand positioning and customer base support our participation in these categories.

In the out-of-home coffee category, we compete with both nationally recognized brands and smaller local coffee shops. While long-established competitors benefit from greater brand recognition and significantly larger financial, technological, roasting, sales, and distribution resources, our retail distribution expansion strategy has increased brand visibility and product accessibility. Additionally, our customers often purchase multiple product categories, including merchandise, which contributes to an average order value of approximately $13 at our corporate-owned Outposts. Our ability to engage customers across multiple categories supports our position in a competitive market landscape.

Seasonality

Our business is subject to moderate seasonal fluctuations. The first quarter typically experiences lower revenues compared to other quarters of the year, while revenues and cash flows are generally higher during the holiday season in the fourth quarter compared to other quarters of the year. Results for any quarter are not necessarily indicative of the results for a full fiscal year.

Human Capital

We have built a strong and cohesive culture centered around our mission of serving coffee and content, and supporting active military members, Veterans, first responders, and others who share our values. We are Veteran-controlled, and approximately 32% of our employees are Veterans or military spouses. Our goal is to maintain a similar level of Veteran and military spouse representation as we expand our operations and further develop our omni-channel business model.

As of December 31, 2025, we employed 468 employees across locations in the United States. Of the 468 employees, 39 were employed in manufacturing, 214 were employed in corporate or other administrative roles, and 215 were employed in Outpost operations. In addition, we employ part-time and seasonal workers. We will continue to focus on hiring Veterans and first responders and training employees to deliver a consistent Black Rifle Coffee Company experience in our Outpost locations.

Employee Wellness

We promote health, wellness, and safety through a variety of means, including onsite employee training modules, external support programs, such as employee assistance programs and crisis counseling, and standardized escalation procedures related to workplace safety protocols.

Employee Development and Training

We believe that employee development and training is a shared relationship between the employee, their leadership team, and their HR business partner. Because development needs vary by role and function, training and development plans are tailored to individual employees and their respective business units.

Total Rewards Package

Our Total Rewards Package is designed to support employees throughout the employment lifecycle and includes, among other benefits, medical, dental, vision, and voluntary coverages, as well as a variety of cash and equity-based compensation programs.

Intellectual Property

We own a portfolio of registered trademarks and service marks in the United States, including the “Black Rifle Coffee Company” trademark, and our word marks are registered in multiple classes of goods and services. We own a more limited subset of registered trademarks in jurisdictions outside the United States. Our “BRCC” logo is a key trademark that identifies the brand. We believe that the Black Rifle Coffee Company name and all of its associated marks are important to our business. As a general policy, we pursue registration and monitor and enforce the use of our marks in the United States and take action against unauthorized users.

We license the use of our marks to franchise partners, third-party vendors, and others through franchise agreements, vendor agreements, and licensing agreements. These agreements typically limit and regulate third parties’ activities with respect to use of the marks and impose brand standards and quality control requirements. We require licensees to inform us of any potential infringement of the marks.

We own a variety of copyrighted materials, primarily consisting of original artwork presented on our coffee packaging and other marketing materials. We rely on the protection of the United States Copyright Act and other applicable laws for the protection of our copyrighted works, and take action to enforce our right both within and outside of the United States.

Government Regulations

We are subject to extensive federal, state, and local government regulation, including those relating to, among others, public health and safety, food labeling and advertising, food safety and manufacturing, zoning and fire codes, and franchising. Failure to comply with these regulations could adversely affect our activities, including manufacturing and selling food. Failure to obtain or retain licenses and registrations or exemptions could adversely affect the operation of our Outposts and other properties. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, an Outpost location in a particular area. The development and construction of additional Outposts are subject to compliance with the applicable zoning, land use, and environmental regulations.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rules and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain financial information to prospective franchise partners in certain states. Additionally, certain states require registration of the FDD with state authorities. Substantive state laws that regulate the franchise or franchise relationship exist in a substantial number of states, and bills may be introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchise partner to designate sources of supply. We believe our FDD is in material compliance with both the FTC franchise rules and all applicable state laws regulating franchising in those states in which we have franchises.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing employment matters such as minimum wage, overtime, employment tax rates, workers compensation rates, citizenship requirements, and other working conditions. A significant number of our personnel are paid at rates related to the federal minimum wage. We are also subject to the Americans with Disabilities Act (“ADA”), which prohibits discrimination on the basis of a disability and governs accessibility requirements for public accommodations and employment, which may require us to design or modify our facilities to make reasonable accommodations for disabled persons.

See Item 1A. Risk Factors. Risks Related to Regulation, Litigation and Taxation for further information.

Environmental

We believe that federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use, and environmental factors could delay construction and increase development costs for new facilities.

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

Following the completion of the Business Combination, our organizational structure is commonly referred to as an umbrella partnership C corporation (or Up-C) structure. This organizational structure allows certain owners of Authentic Brands to retain their equity ownership in Authentic Brands, which is classified as a partnership for U.S. federal income tax purposes, in the form of Common Units and Restricted Units of Authentic Brands. Each continuing owner of Authentic Brands also holds a number of shares of Class B Common Stock in the Company equal to the number of Common Units held by such owner, which shares of Class B Common Stock have no economic value, but entitle the holder thereof to one vote per share at any meeting of our shareholders.
Available Information

We file annual, quarterly and current reports and other documents with the Securities and Exchange Commission (“SEC”) that are publicly available free of charge on the Investor Relations section of our website at https://ir.blackriflecoffee.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC or at www.sec.gov. The information on our website (or any webpages referenced in this Annual Report) is not part of this or any other report we file with, or furnish to, the SEC.
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
Risks Related to Our Business
Our brand, including the quality of media content and active participation in the military, Veteran and first-responder communities, is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition, and results of operations.
Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Our brand and authenticity in supporting the military, Veteran and first-responder communities is a core driver of our success. We promote our brand through media content and active participation in the military, Veteran and first-responder communities through events, donations, and hiring commitments, but the continued success of such promotions cannot be guaranteed.
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
Furthermore, the negative impact of adverse publicity relating to one facility or retail coffee shop may extend far beyond the location involved, to affect some or all of our other Outposts, including our franchise partner Outposts. The risk of negative publicity is particularly great with respect to our franchise partner Outposts because we are limited in the manner in which we can regulate them, especially on a real-time basis, and negative publicity from our franchise partners’ Outposts may also significantly impact Company-operated Outposts. A similar risk exists with respect to Wholesale retail partners if customers mistakenly associate third-party issues with our operations.
Legal claims against us based on, among other things, employee matters may also create not only legal and financial liability, but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.
Our content creation team often produces videos and other media depicting risky or dangerous activities, showcasing stunts and activities with firearms, skydiving, motorsports, handling of explosives, military vehicles, “extreme” sports, marksmanships, and other themes pursuing the lifestyle associated with our brand and sometimes involving certain of our employees and executive officers. While we take precautions to ensure the safety of all involved in creating this content, the activities carry an inherent risk that cannot be eliminated. If any individual were to suffer serious harm while involved with one of our productions, this could lead to negative publicity and harm to the brand and subject us to legal proceedings, for which we may not be adequately insured. See also “—We depend on our founder, executive officers, and other key employees, and the loss of one or more of these employees, the failure of one or more of these employees to dedicate adequate time to the Company’s affairs, or an inability to attract and retain other highly skilled employees could harm our business.”
Additionally, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. Information concerning us, whether accurate or not, may be posted on such platforms at any time. Our founder and co-founders often appear in unscripted and un-reviewed online publications, such as podcasts, over which we have little curation.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
Failure to maintain or enhance the value and reputation of our brand, including our support of the military, Veteran and first-responder communities, could have a negative impact on our financial results.
We believe that brand authenticity and mission alignment are critical to customer loyalty. If we fail to preserve our brand identity, including the quality of our media content and active engagement with the military, Veteran and first-responder communities, our consumer perception, brand equity, and financial results could be negatively impacted.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our Outposts, or result in civil or criminal liability and can have a negative impact on our financial results. Most importantly, if our customers perceive that we have abandoned or decreased the priority of our mission and our authenticity, in particular with respect to our support of the military, Veteran and first-responder communities, we could lose significant portions of our customer base and experience substantial harm to our reputation and our operating results. Other such incidents that could adversely affect our business include actual or perceived breaches of privacy, contaminated products, employees or customers infected with communicable diseases, product recalls, controversial actions of persons identified with the brand, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, franchise partners, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, service and treatment of customers at our Outposts, or the use of customer data for general or direct marketing or other purposes.

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
We were founded as a digitally native coffee brand in 2014 and have since expanded into multiple growth channels, including Wholesale retail, merchandise sales, franchised and Company-operated retail locations, RTD coffee, and energy drinks. Our Wholesale channel sales grew from $245.0 million in 2024 to $258.0 million in 2025. Since several of these growth channels remain in the early stages of development, identifying potential risks may be challenging, including risks related to revenue generation, key operating expenses, customer acquisition and retention, shifting consumer preferences, product innovation, supply chain management, and applicable laws and regulations. Additionally, we have historically prioritized growth over profitability and may continue to do so in the future.

As part of our long-term strategy, we aim to expand our market share and revenue through various initiatives, including the continued growth of DTC sales through online channels, expansion of our Wholesale, RTD coffee, and Black Rifle Energy distribution, velocity growth, and product innovation. Additionally, we plan to grow our Outpost business by driving sales at existing locations, and enhancing digital platforms such as online ordering and loyalty programs. Failure to execute these strategic initiatives could result in slowed or halted growth, materially impacting our business, financial results, and overall financial condition.

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

To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing efforts, drive innovation in product and content development, enhance our information management systems, and scale operational processes while recruiting and retaining employees. This moderate expansion may strain our existing resources, creating challenges in hiring, training, and managing a dispersed and growing workforce across multiple jurisdictions. Failure to scale effectively while maintaining our company culture could negatively impact our ability to attract and retain talent, execute our corporate strategy, and sustain long-term growth.

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

Additionally, many of our competitors have greater financial resources, allowing them to allocate significantly more capital toward marketing, advertising, and promotional initiatives. If our competitors increase their marketing spend while our available funds decrease, or if our advertising, promotions, or new product offerings are less effective than those of our competitors, our business, financial condition and results of operations could be adversely affected.

Failure to attract new customers or retain existing ones, particularly in a cost-effective manner, could limit our ability to increase sales and materially harm our business, financial condition and results of operations.
Our new products or merchandise may not generate increased sales or profits.
We have devoted, and will continue to devote in the future, significant resources to research, launch and promote new products to serve broader customer demand, adapt to changes in market trends, and account for shifts in customer preferences. However, certain of our product launches have not been adopted by our customers as readily as anticipated, and we may not be successful in implementing our distribution strategy, developing innovative new products, or creating products that are successful with consumer preferences. To the extent that we are not able to effectively gauge the direction of our key markets and successfully identify, develop, and promote new or improved products in the changing market, our operating results could suffer. These risks extend to the implementation of new lines of business or product categories.
Failure to successfully expand into new channels or introduce different product types could result in significant expenditures without increased revenue.
Developing new products and introducing them into Wholesale retailers, convenience stores, and our DTC platforms is an expensive and time-consuming process. Not only are research and development expensive investments, but there is also no guarantee that our co-manufacturing partners or distribution networks will fully cooperate in producing or promoting our new products. Launching new products at commercial convenience stores, for example, requires lead time. Long lead times may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. Launching a new product, or an existing product to new stores, may also require initial “free fills” of shelves, which increases the costs of introducing new products and could adversely impact our business, financial condition and results of operations if the new product is not successful.
The loss of one or more of our primary Wholesale partners, a significant adverse change in a Wholesale partner’s financial position, or an adverse change in our relationships with our Wholesale partners could negatively impact our net sales and profitability.
We generate a material percentage of our Wholesale sales, which was 65% of our net sales in 2025, from many national and regional Wholesale partners. Our largest primary Wholesale partner represented 30% of our consolidated net sales in 2025, and the failure to increase or maintain our sales with our primary Wholesale partners would have a negative impact on our growth prospects and any decrease or loss of any of our primary Wholesale partners’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our DTC operations or other Wholesale accounts. Restructuring of our primary Wholesale partner’s operations, store closures or increased direct sourcing by consumers could negatively impact our net sales and profitability.

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
A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our business, financial condition and results of operations will be harmed.
Our accounts receivable are spread over a number of customers, of which four customers accounted for 52% and 63% of total outstanding receivables as of December 31, 2025 and 2024, respectively. If any of these customers do not pay us, our business, financial condition and results of operations will be harmed.
We are subject to risks associated with using social media as a primary form of advertisement and customer engagement.
Our in-house content creation platform represents a significant portion of our marketing. Our content creation team primarily uses third-party social media platforms mentioned below to engage with customers. In addition to company accounts and accounts associated with key employees, such as our founder and co-founder, Evan Hafer and Mat Best, respectively, we rely on key non-employee influencers to drive online traffic and promote our brand. These relationships and agreements with non-employee influencers are often informal and cannot be closely controlled, and uncompensated individuals with whom we have no formal or informal relationship often support our brand publicly, which support is important to our reputation. Any actions, public statements, or social media posts about us or our products by non-employees that are contrary to our values, are critical of our brand, or create public controversy could negatively affect consumer perception of our brand and adversely affect our business. Furthermore, if non-employees cease publishing content supporting us on their social media platforms for any reason, our online presence may decrease and our operating results may suffer.

Additionally, we rely on third-party social media platforms, such as Facebook, Instagram, YouTube, X, Google, and others, to generate new customers and to engage with existing customers. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on current and emerging platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers may suffer. Moreover, social media and other online platforms often revise their algorithms and introduce new advertising products. If one of the platforms upon which we rely for customer engagement were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer customers clicking through to our websites or coming across our content, our business may suffer.
For example, over the past several years, various social media platforms have implemented data privacy changes that limit the ability to target and measure advertising. These include increased user opt-out options, restrictions on third-party data usage, limitations on detailed demographic targeting, reduced access to granular event tracking, emphasis on privacy-preserving technologies like Google’s "Privacy Sandbox initiative," and stricter rules around sensitive data collection, particularly for younger users. Because of these changes, the efficacy of our digital and social channels has decreased and may decrease further in the future, increasing our cost to acquire customers. We may not be able to acquire customers in an as cost effective manner as a result of these changes and other competitive factors, which could adversely affect our financial results.
Furthermore, our advertising, including claims made by sponsored third parties, must be truthful and not misleading, and such parties are required to disclose the sponsored nature of their post in accordance with the guidance from the FTC. As laws and regulations governing the use of these platforms evolve, any failure by us or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, suspension or removal from such platform, or other penalties and adversely affect our business, financial condition, and results of operations. An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.
Our current operations are highly dependent on the financial performance of our Wholesale and DTC channels, and reliance on third-party logistics, as well as other risks, could negatively impact our business.
Our financial performance is highly dependent on our Wholesale and DTC channels, with the Wholesale channel providing approximately 65% and 63% of our revenue in 2025 and 2024, respectively, and our DTC channel providing approximately 30% and 32% of our revenue in 2025 and 2024, respectively. If the DTC revenue trends continue to decline or if the Wholesale channel revenue trends slow or decline, our other sources of revenues may be unable to make up any significant shortfall and our business and financial results could be adversely affected.
We experienced a decrease in revenue from our DTC channel in 2025 compared to 2024 as customer acquisition costs significantly increased and we shifted marketing investments into other channels with greater returns, and our products become more accessible as we expanded widely into Wholesale. Revenue from our DTC channel may continue to decline as customer acquisition costs remain high and locations to purchase our products increase from the expansion in other channels. Any significant slowdown or decline in our DTC business could result in reduced cash flows.
Our DTC business and revenue growth are dependent on our ability to continuously attract and retain subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models, any of which could result in additional costs. It is unknown how our subscribers will react to price increases or new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our subscriber relationships, then subscriber growth, subscriber engagement, and our business, financial condition, and results of operations could be harmed.

Our DTC and Wholesale business’ success depends on third-party logistics and a network of brokers and distributors. We currently work with parties in the United States to store, ship, and otherwise support our distribution of products to our customers and retail partners. In late 2025, we experienced a significant backlog of orders at a third-party logistics location, which led to customer frustration and cancelled orders. Our ability to meet customer and retail partner expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties. If we continue to add or change third-party logistics providers, require them to expand their fulfillment, distribution, or warehouse capabilities, expand to new locations, add products categories with different fulfillment requirements, or change the mix of products we sell, our logistics and distribution network will become increasingly complex and its operation will become more challenging for us and our third-party logistics providers. Additionally, as part of our Wholesale channel model, we rely on a network of brokers and distributors to grow and manage our sales. These networks assist in expanding our brand’s reach and ensuring the efficient distribution of our products to our retail partners. If these networks, for any reason, cannot properly or efficiently support our products distribution, our operating results and business may suffer. The third-party logistics providers and distribution networks that we rely upon could be interrupted by issues beyond our control, including, but not limited to, information technology problems, natural disasters, pandemics, government regulation, or supply chain issues. Any significant failure in our third-party logistics providers to operate effectively has in the past adversely affected, and may in the future adversely affect our business. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to expand existing or secure new third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations may suffer.
Our business relies on co-manufacturers and third-party suppliers to supply our products, and the loss of any of our co-manufacturers, our failure to identify new co-manufacturers, or our inability to accurately forecast and contract for our co-manufacturing and raw materials needs could harm our business and impede our growth.
We rely on co-manufacturers to provide us with a significant portion of our production capacity, in particular with our RTD coffee, Black Rifle Energy, rounds, and certain suppliers to supply various components of co-manufactured products, such as dairy and aluminum cans, and our at-home coffee products, such as whole bean and ground bagged coffee. Our co-manufacturers have been integral in the development of our products. Failure by us to maintain our relationship with our co-manufacturers or failure to properly forecast demand for these products could adversely affect our operating results. The terms of our co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders, while others do or will in the future commit us to significant purchases over a number of years. Volumes produced under these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control.
If, for any reason, any of our co-manufacturers or raw material suppliers cannot fulfill their obligations (which we have previously experienced due to quality issues at certain of our co-manufacturers), faces an enforcement action by the U.S. Food and Drug Administration (the “FDA”) or is otherwise unable to manufacture our products, or a contract with a co-manufacturer is terminated, or if our needs are less than we have contracted for, our business may suffer. We have historically experienced meaningful variability of our needs for co-manufacturing and various components of co-manufactured goods, and if we do not effectively manage those arrangements or if our forecasting is not accurate, we may experience expiring stock of co-manufactured products, or excess commitments to purchase co-manufactured finished goods and/or components of co-manufactured goods, including aluminum cans and perishable ingredients, resulting in either excess inventory or “take or pay” payments, which we have historically experienced. Any charges related to the write off of excess inventories could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may face risks related to payment terms, arrangements, and due dates with respect to our co-manufacturer, suppliers, or other vendors due to liquidity concerns. In the event that we are unable to timely pay our co-manufacturer, suppliers, or other vendors we may damage the relationship with such third parties, and may suffer future harm to business operations in the event that such third parties terminate their service arrangements with the Company. The loss of any of our co-manufacturers, suppliers, or other vendors could disrupt our business and affect our quality, cost, and availability of products, which could have an adverse effect on our results of operations and financial condition.

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
As we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. The loss of a co-manufacturer, any disruption or delay at our co-manufacturers, or any failure to identify and engage co-manufacturers to increase production capacity, could delay or postpone the production of our products or reduce our overall production capacity, either of which could have a material adverse effect on our business, financial condition and results of operations.
Interruption of our supply chain of coffee, corrugate, flexible and metal packaging, RTD beverage ingredients, store supplies or merchandise, or of our third-party logistics service providers, could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
We roast coffee beans in-house at our Manchester, TN facility. We also use our co-manufacturers for certain outsourced coffee roasting, and production of our RTD coffee and Black Rifle Energy. Additionally, we contract with suppliers and manufacturers to procure supplies, equipment, and other materials for our operations. Any significant interruption in our supply chain, including interruptions in the supply of coffee beans, corrugate, flexible and metal packaging, coffee machines, restaurant equipment, merchandise, apparel, extract, other product ingredients, or packaging for our proprietary products, or interruptions or delays by third-party logistics service providers could have a material negative impact on our business and our profitability.
Potential disruptions could arise from various factors, including casualty loss at our roasting facility, interruptions or delays by third-party logistics service providers or common carriers, trade restrictions such as quotas or increased tariffs, regulatory action like placement of a foreign supplier on an FDA import alert, rising postage and shipping costs, embargoes, customs restrictions, pandemics, social or labor unrest, weather events, natural disasters, political disputes, military conflicts, or other unforeseen incidents.
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
The supply and price of coffee we purchase are and can be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions, tariffs, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, our ability to find other green coffee with the same profiles that deliver the same experience to our consumers may be impacted, which could have a material adverse impact on our profitability.

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

The above and other potential tariffs and trade restrictions have caused, and may in the future cause the cost of our products, and as a result prices of our products, to increase, which could reduce demand for such products, and adversely impact our revenue, financial results, and ability to service debt. This in turn could adversely affect our business, financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our business, financial condition and results of operations could be materially and adversely affected in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to future international trade agreements and policies or additional tariffs that may be imposed.
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
We may not be able to compete successfully with other producers and retailers of coffee, RTD and energy drinks. Intense competition in our markets could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The specialty coffee and energy drink markets are intensely competitive, including with respect to product quality, innovation, service, convenience, store location, delivery service, mobile ordering, and price. We face significant and increasing competition in all these areas in each of our channels and markets, including an increase in Veteran-owned specialty coffee roasters. If we cannot compete successfully with other entities in these markets, we could lose customers and our revenue could decline. We expect competition in these markets to continue to be intense as we compete on a variety of fronts, including, without limitation, anticipating and responding to changing consumer demands in a timely manner; establishing and maintaining favorable brand-name recognition; achieving and maintaining product quality; hiring and retaining key employees; maintaining and growing market share; developing quality and differentiated products that appeal to consumers; establishing and maintaining acceptable relationships with Wholesale customers; pricing products appropriately; optimizing roasting and supply chain capabilities; and protecting intellectual property.
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
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, such as our subscription model and innovative content and branding, including military, Veteran and first-responder-focused branding—certain examples of which exist—our customers may be drawn to those competitors for their beverage needs and our business could be harmed.
Our profitability depends in part on successfully operating Outposts. We may be unsuccessful in opening or profitably operating new Outposts or establishing new markets, which could adversely affect our growth.
As of December 31, 2025, we have thirty-five Outposts across ten states, of which seventeen were Company-operated and eighteen were franchised. A component of our profitability is operating our Outposts on a profitable basis. We opened our first Company-operated Outpost in 2020, with the remainder opening in 2021 through 2024.

Outposts, once opened, may not be profitable or may close, and the increases in average per Outpost revenue and comparable sales that we have experienced in the past may not be indicative of future results.

Although we establish specific operating and financial targets for our Outposts, some locations may fail to meet these targets or may take longer than expected to reach targeted profitability. Failure to do so could adversely affect our business, financial condition, and results of operations.

Our ability to operate Outposts profitably will depend on many factors, some of which are beyond our control, including:

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
•temporary and permanent site characteristics of Outposts;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our Outposts do not perform as planned or close, or if we are unable to achieve our targeted average Outpost revenue, our business, financial condition and results of operations could be harmed.
Failure to effectively manage growth could harm our business, financial condition and results of operations.
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
We are required to manage multiple relationships with various strategic partners, our franchise partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and we may face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various Outposts and maintaining our culture across multiple offices and Outposts. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and employees, particularly in new markets which may require significant capital expenditures.
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
We rely heavily on information technology systems, networks and data processing (some of which are managed by third-party service providers), including the Internet, third-party services and artificial intelligence, to operate our business and to manage a variety of business processes and activities, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution of our products, retail operations, financial reporting, legal and marketing, to comply with regulatory, legal and tax requirements (“Business Functions”), and to collect, receive, store, process, generate, use, transfer, transmit, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, intellectual property, trade secrets, confidential or proprietary information, financial information and other information. These information technology systems are critical to many of our operating activities and Business Functions and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems.

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

We have technology security initiatives in place to mitigate our risk to vulnerabilities and do from time to time detect and prevent attempted access or disruptions, but these security measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that other data security incidents do not occur. If our information technology networks and systems or data processing (or those of our third-party service providers) suffers damage, security incidents, disruption or shutdown, and such issues are not effectively resolved in a timely manner, they could cause a material adverse impact to our Business Functions, reputation and our business, financial condition and results of operations.

An actual or perceived incident affecting our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information, material contract breaches, or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, loss of sales and customers, fines, penalties, assessments, fees and expenses, costly litigation (including class action litigation), settlement costs, regulatory scrutiny and government enforcement actions (for example, investigations, fines, penalties, audits and inspections), a loss of confidence in our business, systems and Processing, and a diversion of management’s time and attention.

The costs to respond to a security incident or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business, financial condition and results of operations.

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
We currently accept payments using credit cards and debit cards, for which we rely on third-party servicers, and, as such, are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which is a security standard applicable to companies like ours that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are also subject to rules governing electronic funds transfers. Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.
We may not be able to adequately protect our intellectual property, including trademarks, trade names, and service marks, which, in turn, could harm the value of our brand and adversely affect our business, financial condition and results of operations.
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
Evolving consumer preferences and tastes, including public or medical opinions about caffeine consumption, may adversely affect our business, financial condition and results of operations.
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
In addition, most of our products contain caffeine and our RTD products and many of the beverages made at our Outposts contain sugar, dairy products, and other compounds, such as natural and artificial flavors, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to caffeine and other ingredients we use, particularly in the United States, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine, sugar, or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our products. For example, recent unfavorable media regarding a caffeinated lemonade beverage in a major US quick serve chain may change public perceptions of and demand for caffeinated beverages. A decrease in customer consumption as a result of these health concerns or negative publicity could significantly reduce the demand for our products and could harm our business, financial condition and results of operations.

Food safety and quality concerns may negatively impact our brand, business, and profitability, and our internal operational controls and standards may not always be met. Any possible instances or reports, whether true or not, of food or beverage-borne illness or adulteration could reduce our sales.
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food adulteration or tampering, employee hygiene and cleanliness failures, or improper employee conduct at our Outposts could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue, and profits. Similar incidents or reports occurring at coffee and convenience shops unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. Our products may also be subject to food recalls or other regulatory warnings promulgated by the FDA, state regulatory authorities, or other regulatory bodies. The FDA and states can take regulatory enforcement actions up to and including issuing public warnings, seizing products, and suspending our or our co-manufacturer’s ability to operate the manufacturing facility. In addition, states and the FDA are increasingly focused on chemical contamination in food and beverage products and packaging, including of heavy metals, per- and polyfluoroalkyl substances (“PFAS”), and pesticide residue. Failure to comply with these requirements could lead to a regulatory enforcement and negative publicity, as well as claims from private plaintiffs. Notably, California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) permits private enforcement against companies for allegedly failing to provide adequate health hazard warnings in the sale of consumer products containing certain chemicals, including contaminants. We have previously received, and may receive in the future, notice of alleged violation and threats of private enforcement. Consumer advocacy groups are known to test products for contaminants and publish the results, which can lead to private enforcement efforts.

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
Our Outpost leases generally have initial terms of 10 to 15 years with renewal options in 5-year increments. Outpost leases provide for a specified annual rent, with agreed increases (typically a 10.0% base rent increase per 5-year time period). Generally, our leases are “net” leases, which require us to pay all the cost of insurance, taxes, maintenance and utilities, which costs tend to increase each year. We generally cannot terminate these leases without incurring substantial costs or pulling forward future costs which impacts our liquidity. If an existing or future Outpost is not profitable and we decide to close it, or if we fail to open an Outpost in a location subject to a lease, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, or until the lease is either assigned by us to a third party, or the site is relet by the landlord. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Outposts in desirable locations. Also, because we own real estate used for manufacturing facilities, we are subject to all the risks generally associated with owning real estate, including changes in the investment climate for real estate, as well as strict, joint, and several liability for environmental contamination at or from the property, regardless of fault.
Our operating results and growth strategies are partly dependent upon the success of our franchise partners, and we have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business, financial condition and results of operations.
As of December 31, 2025, approximately 51% of our Outposts were operated by our franchise partners. Our franchise partners are independent business operators and are not our employees, and as such we have limited control over how our franchise partners run their businesses, and their inability to operate successfully could adversely affect our operating results.

We receive royalties, franchise fees, and collect franchisee contributions to a BRCC franchisee marketing fund that is dedicated to Outpost promotional initiatives. Additionally, we sell proprietary products to our franchise partners at a markup over our cost to produce. We have established operational standards and guidelines for our franchise partners; however, we have limited control over how our franchise partners’ businesses are run, including day-to-day operations. Even with these operation standards and guidelines, the quality of franchised Outposts may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate Outposts in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified Outpost managers, employees, and other Outpost personnel or may not implement marketing programs and major initiatives such as Outpost remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.
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
Our continuous growth and expansion has placed, and may continue to place, significant demands on our management and our operational and financial resources, and has resulted in significant turnover throughout our organization. Our organizational structure has become more complex as we scaled our operational, financial, and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various Outposts and maintaining our culture across multiple offices and Outposts. If we fail to manage future changes in our business in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
To manage changes in our operations and personnel, we will need to continue to adapt and improve our operational, financial, and management controls and our reporting systems and procedures. We need to manage the allocation of valuable management resources to grow and change in these areas. We depend on cash generated from our operations to support future growth, and we may need to raise additional capital, which may not always be available on acceptable terms or at all.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, financial condition and results of operations, could be harmed.

Disruptions at the bank in which we deposit our funds could have an adverse impact on our business, financial condition and results of operations.
We hold all of our deposits with a single bank and the bank also serves as the lender under our senior credit facility. We rely on our deposits with the bank and access to our senior credit facility to fund our operations. Any disruption in the bank’s ability to process payments, maintain our deposits, or satisfy its obligations under our senior credit facility, would significantly disrupt our business and could materially affect our business, financial condition and results of operations. In addition, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits over $250,000.
We may be adversely affected by the effects of inflation.
Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers was 2.7% as of December 31, 2025 and 2.9% as of December 31, 2024. Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher costs for the raw materials we use to operate our business, higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As inflation increases, keeping wages competitive and maintaining general operating expenses at their current levels may be difficult. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we may take could negatively impact our customer engagement, including our subscriber base, and decrease our market share, and certain of our competitors, particularly our larger, more established competitors, may manage inflationary pressures better than we are able.
Authentic Brands’ debt obligations could impair our financial condition and negatively impact our business. We may be unable to generate sufficient cash flow to meet these obligations.
On December 27, 2024, Authentic Brands entered into a third amendment to the ABL Credit Agreement (as defined in Note 8, Long-Term Debt to the audited financial statements in Item 8. Financial Statements of this Annual Report), which provides for an asset-based revolving credit facility with committed maximum borrowing capacity of $75.0 million, and the Term Loan Financing Agreement (as defined in Note 8, Long-Term Debt to the audited financial statements in Item 8. Financial Statements of this Annual Report), which provides for a senior secured term loans in an aggregate principal amount of $40.0 million with an optional $20.0 million expansion available under specified conditions. Such substantial indebtedness has important implications for us, including:
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
•an increase in interest rates could significantly increase the cost of the variable rate debt under the debt agreements;
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
Authentic Brands’ debt agreements include the maintenance of financial covenants which could restrict our ability to do business.
Authentic Brands’ debt agreements require Authentic Brands to maintain financial covenants customary for financings of this type and size. Each Credit Agreement requires the ABL Borrowers to maintain (i) a maximum total net leverage ratio (4.00 to 1.00 for the fiscal quarter ended March 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2025; 3.50 to 1.00 for the fiscal quarter ended December 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2026; and 3.00 to 1.00 for the fiscal quarter ended December 31, 2026 and the end of each fiscal quarter thereafter); (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of at least $7,500. We cannot provide assurance that the borrowers will satisfy these financial covenants. The borrowers’ ability to satisfy these financial covenants will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
A breach of these covenants could result in a default under the debt agreements and, in the case of the revolving credit facility, permit the lenders thereunder to cease making loans to the borrowers. If a default event were to occur, we may not have sufficient available cash to repay such outstanding debt obligations at the time they become due or be able to refinance such debt on acceptable terms or at all. Any of the foregoing limitations or events could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Our barter arrangement may not provide the benefits we expect.
We currently hold approximately $50.3 million of prepaid advertising, which were obtained through barter transactions in exchange for finished goods inventory. For a variety of reasons, we may not receive the benefits we expect from the prepaid advertising credits. The counterparty is a firm that specializes in barter arrangements, rather than an advertising agency, and the quality and quantity of the advertising available under the arrangement may not meet our expectations or may not be usable by us, in part or in whole. Any advertising credit that remains unused at the end of the term (currently December 31, 2031) will expire, and we will not receive any compensation for the amount of the unused credit. The value of the advertising provided under the arrangement may be difficult to value, and we are relying in significant part on the good faith of the counterparty to value the advertising accurately. The quantity of advertising available under the arrangement may also decrease over the term because of inflation or other factors that increase the cost of advertising. If we do not receive the expected benefits from the barter arrangement, the value of the prepaid advertising credits on our balance sheet may be impaired which would reduce our earnings and impede our ability to keep our financial covenants with our lenders. In addition, although the barter arrangement limits the locations in which the counterparty may sell our products, our revenue may decline as we compete for sales with the products we deliver under the arrangement, and we may experience disruption in markets where we have exclusive agreements that may lead to fees or impair our relationships with existing distributors.

Our Operational Improvement Plan may not yield its intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.

Beginning in the second quarter of fiscal 2025, we implemented our Operational Improvement Plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. As part of the Operational Improvement Plan we have reduced our workforce by approximately 12.2% as of December 31, 2025. This reduction in force, and any other future reductions, and the attrition that may occur following them could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our company, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the Operational Improvement Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.
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
Mr. Hafer and Mr. Best, our founder and co-founder, are instrumental to our marketing and publicity strategy and are closely identified with both the brand and us in general. They actively promote the brand through their large social media platforms and through various public appearances, and we believe that the unique personalities of our founder and co-founders are part of our success. Our founder’s and co-founders’ public personas are more closely tied to our brand than other companies, and we believe that the continued engagement of our founder and co-founders with our customers will be a contributor to our growth.
Additionally, our founder, co-founders and executive officers occasionally travel in small aircraft to remote locations, sometimes together. They also engage in outdoor recreational activities that have known risks, such as hunting and mountain sports. These activities could put our founder, co-founders and executive officers at risk and cause potential harm to our business.
If the services of Mr. Hafer, Mr. Best, our Chief Executive Officer, Mr. Mondzelewski, or our Chief Financial Officer, Mr. Amigh, became unavailable to us for any reason, or do not devote adequate time to our business operations, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our brand and developing and effectively executing on our strategies.
Changes in the availability of and the cost of labor could harm our business.
Our business could be harmed by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits, increased health care, and workers’ compensation insurance costs, which, in a business such as ours, are significant. In particular, certain of our employees are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state, or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. If we increase prices to cover increased labor costs, the higher prices could result in lower revenue, which may also reduce margins.

The successful operation of our business depends upon our franchise partners’ and our ability to attract, motivate, and retain a sufficient number of qualified employees. From time to time, there may be a shortage of qualified employees in certain of the communities in which we operate or expand to. Shortages may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees.
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
From time to time, we have been and may in the future be party to various claims and litigation proceedings, some of which we may institute ourselves, and some of which we may be defending against. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the nature and amount of potential recoveries or losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes, gains or losses may differ materially from our assessments and estimates. We may also, from time to time, take certain positions in respect of contractual or other relationships with third parties which may result in a dispute, and, ultimately, litigation.
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
We are subject to a number of regulations applicable to the labeling and advertising of our products, including with respect to use of the American flag. The FDA places a number of restrictions and guidelines on food labeling. We may incur significant costs to alter our existing labeling and packaging materials to comply with new FDA regulations, and new regulations may also negatively impact consumption patterns by consumers. Furthermore, the FTC promulgates a number of regulations regarding marketing and advertising that are applicable to our products, with which we, and our third parties advertising on our behalf, must comply.
The FDA and the FTC require any claim on products to be truthful and not misleading. Failure to comply with these requirements may be subject to regulatory penalties or civil litigation. Our advertising often uses humor in conjunction with supportable facts about the products or their ingredients to engage with our customers and promote the brand. An adverse ruling or enforcement action that our branding is misleading could harm our marketing and brand. We also sell certain products or merchandise labeled with an American flag even though they are not made in the United States, such as our coffee, which is roasted in the United States but sourced in traditional coffee growing regions, such as Latin America. A customer filed a class action suit over misleading “Made in USA” claims, which could harm our business and brand reputation whether or not they are successful. As part of its requirements for truth in advertising, FTC’s guidance also states that endorsements by third parties, including influencers, must be truthful and not misleading. FTC also requires endorsers to make certain disclosures when posting sponsored content. Failure by our third-party advertisers and sponsored influencers to adhere to these requirements could create liabilities for us and could materially and adversely affect our business, financial condition and results of operations.
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
In the United States, these include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (as amended, the “CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, among other things, establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA provides individual privacy rights for California residents and places increased privacy and security obligations on covered businesses Processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with ways to opt-out of certain sales of personal data. The CCPA also provides a private right of action and statutory damages for violations, including for data breaches. Compliance with the CCPA may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we or third parties with whom we contract to provide services maintain about California residents. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establishes restrictions on the retention of personal data, expands the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Compliance risks introduced by Data Protection Laws such as the CCPA and CPRA exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
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

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, and cookie-based processing, to sell our products and services and to attract new customers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices, including recent developments for the regulation of “opt-in” and “opt-out” options regarding direct marketing to consumers through the use of emails and text messaging. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers, and application shops have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations, and prospects.
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
Our business is subject to the risk of class action lawsuits and other proceedings that are costly, divert management attention, and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, competitors, landlords, or neighboring businesses, suppliers, franchise partners, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters misleading food and beverage labeling and advertising, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers, and failure to pay for all hours worked. We are currently a party to one such lawsuit, and there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses or damages.
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
Unless waived by the Agent under the TRA, where applicable, the TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we were to breach any of its material obligations under the TRA, if certain events relating to bankruptcy, insolvency or similar proceedings with respect to us were to occur, or if, at any time, we elect an early termination of the TRA (with the consent of a majority of its disinterested directors and of the Agent under the TRA), then the TRA will terminate and its obligations, or its successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become due and payable in a lump-sum amount representing the present value of all forecasted future payments that would have otherwise been made under the TRA. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and may substantially exceed the actual tax savings that we will realize. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.
We are a public benefit corporation, and our focus on our public benefit company purpose may negatively impact our financial performance.
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to balance the pecuniary interests of stockholders, the best interests of those materially affected by our conduct and our PBC Purpose. Therefore, we may take actions that it believes will be in the best interests of those stakeholders materially affected by our conduct and/or pursuant to the PBC Purpose even if those actions do not maximize our financial results. Our public benefit designation and obligation to provide an overall net benefit to us and our stakeholders and promote the PBC Purpose could cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation could have a material adverse effect on our business, financial condition and results of operations, which in turn could cause the price of our stock to decline.

While we generally believe our pursuit of our PBC Purpose creates value for our brand as well as the individuals and organizations we serve, there is no assurance that we will be able to achieve the PBC Purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, financial condition and results of operations.
Additionally, while directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the PBC Purpose and the interests of other stakeholders affected by the Company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but are obligated, to consider the PBC Purpose and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of the PBC Purpose or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose. Therefore, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, financial condition and results of operations, which in turn could cause the price of our stock to decline.
Our status as a public benefit corporation could make our acquisition, which may be beneficial to our stockholders, more difficult.
Our status as a public benefit corporation may make us less attractive as a takeover target than a traditional company would be and, therefore, your ability to realize your investment through an acquisition may be limited. Our Board could reject a bid to acquire us in favor of pursuing the PBC Purpose, to the detriment of stockholders, which could limit the price that investors might be willing to pay in the future for shares of our capital stock, and deter potential acquirers of the Company, thereby reducing the likelihood that you would receive a premium for your stock in an acquisition.
Further, public benefit corporations may not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the PBC Purpose along with stockholder value, and stockholders committed to the PBC Purpose can enforce this through derivative suits. By requiring that the board of directors of public benefit corporations consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for our Board to reject a hostile bid, even where the takeover would maximize the financial return to stockholders.
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
We continue to incur costs to enhance our internal control environment and expect the first year we are subject to our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting to be incrementally more costly. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We are a “controlled company” within the meaning of New York Stock Exchange (the “NYSE”) rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our founder, Evan Hafer, beneficially owns approximately 51% of the combined voting power of our voting securities. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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
We may not be able to maintain the listing of our Class A Common Stock on the NYSE.

On February 11, 2026, we received a notice from the NYSE that we were not in compliance with the continued listing minimum price criteria set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. There can no assurance that we will be able to cure this deficiency within the period provided by the NYSE or that we will be able to maintain compliance with other continued listing standards. If we are not able to regain compliance with the NYSE’s continued listing standards, our Class A Common Stock will be delisted from the NYSE, which would have an adverse effect on our stock price, our ability to raise capital through the sale of our Class A Common Stock, the liquidity of our Class A Common Stock, investors’ ability to obtain quotations for our Class A Common Stock and investors’ ability to trade our Class A Common Stock.
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
Item 2. Properties
The material properties used by the Company in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations are as follows:

Property Location	Approximate Size (sq. ft.)	Function	Owned/Leased
West Valley City, UT	10,200	HQ and Corporate	Leased
Manchester, TN	65,000	Manufacturing	Owned
San Antonio, TX	9,106	Corporate	Leased
Nashville, TN	13,203	Corporate	Leased
As of December 31, 2025, the Company had 17 Company-operated stores, all of which are leased. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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
On February 3, 2023, Strategy and Execution, Inc. ("SEI") filed a lawsuit in federal district court in Texas against one of the Company's wholly owned subsidiaries, Strategy and Execution, Inc., v. Black Rifle Coffee Company LLC, Case 23-CV-00135 (FB) (Western District of Texas). The complaint alleges that SEI, a former consultant to the Company, is owed certain disputed royalties and expense reimbursements from the Company. On April 4, 2023, the Company filed a partial motion to dismiss several of the claims which was granted with prejudice with respect to the Company's position that all royalties expired upon expiration of the parties' contract on December 31, 2023. On May 8, 2024, SEI filed a motion for reconsideration of the order granting the partial motion to dismiss, and on May 14, 2024, SEI filed a motion for leave to amend its complaint. On January 28, 2025, the parties settled all remaining claims not subject of the pending motions. In connection with this settlement, the Company paid SEI $0.4 million. On March 30, 2025, both SEI motions for reconsideration of the order granting the partial motion to dismiss and for leave to amend its complaint were denied by the court. On April 14, 2025, the Company filed a motion for attorneys' fees, which currently remains pending. On June 27, 2025, SEI filed an appeal in the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit"), alleging the district court erred in granting the Company’s motion to dismiss and denying SEI’s motion for leave to amend its complaint. The Company filed a response with the Fifth Circuit on August 27, 2025. The Company and SEI held a mediation on October 13, 2025, but did not reach a settlement. On October 23, 2025, the Fifth Circuit affirmed the judgment of the district court granting the Company's motion to dismiss and denying SEI's motion for leave to amend.
On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleged breach of contract and sought a declaratory judgment. The complaint alleged that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. On December 24, 2025 the Company and Clark agreed to settle all claims relating to the lawsuit, a portion of which was paid in December 2025, and a portion of which will be paid by the end of the second quarter of 2026.
On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly-owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied the Company’s motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The parties are currently engaged in discovery. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. The Company has recorded accrued liabilities of $2.7 million related to this matter, which does not include interest or penalties.
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
Holders
As of February 26, 2026, there were 31 holders of record of our Class A Common Stock, 48 holders of record of our Class B Common Stock and no holders of record of our Class C Common Stock and Preferred Stock. The number of record holders does not include persons who held our securities in nominee or “street name” form, whose shares of record are held by banks, brokers, and other financial institutions.

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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “we”, “us”, “our”, “Black Rifle Coffee”, “Black Rifle Coffee Company”, “BRCC” and the “Company” in this section are to the business and operations of BRC Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the audited annual consolidated financial statements and related notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause BRCC’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in Part I, Item 1A, Risk Factors in this Annual Report.
Overview
Black Rifle Coffee Company is a Veteran-founded and led premium coffee, and energy drink company operating through one reportable segment composed of three primary channels: Wholesale, DTC, and Outposts. We leverage in-house media and content creation to support brand awareness, customer engagement, and community building. Founded in 2014 by U.S. Army Veteran Evan Hafer, Black Rifle Coffee began with a one-pound coffee roaster in a garage, where Mr. Hafer personally roasted, packaged, and shipped coffee directly to consumers. Today, we have grown into a widely recognized and nationally distributed brand steadfast in its commitment to supporting active-duty military, Veterans, first responders, and others who share our values.
In February 2022, we completed the Business Combination and as a result of the consummation of a series of mergers in connection therewith, Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as the sole managing member thereof as a public benefit corporation. The Business Combination was accounted for as a reverse acquisition and a recapitalization of Authentic Brands. Accordingly, the Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization. Under this method of accounting, SilverBox is treated as the “acquired” company for financial reporting purposes. The net assets of SilverBox are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment was determined by the controlling owner of Authentic Brands prior to the Business Combination, who also controls the combined company following the Business Combination.
Trends
Certain trends affecting our business within the respective sales channels are as follows:
•Wholesale channel revenue continues to increase as we add new customers and expand our presence in the FDM market. We expect continued revenue growth in this channel as we invest to increase brand awareness, and in customer acquisition, new product launches, including our Black Rifle Energy product line, and expanded distribution in the FDM market.

•DTC channel revenue decline has moderated as we continue to optimize customer acquisition, enhance retention, and provide our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings on our website. Additionally, we are increasing our investment in major third-party ecommerce marketplaces in response to changing consumer purchasing behavior.

•Outpost channel revenue is stabilizing as we focus on improving transaction volumes and average order values through customer retention programs and tailored product offerings. In 2026, we expect limited growth in this channel as we reallocate investments to other channels while seeking to improve profitability through operational and strategic changes, which may include the closure of underperforming Outposts.

Recent Developments
Operational Improvement Plan
During the second quarter of 2025, management implemented the Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. This plan was extended in the third and fourth quarters of 2025 as a result of the relocation of our corporate headquarters and a change in our third-party logistics provider. The cost of this plan was approximately $5.6 million consisting of severance and transition costs, substantially all of which were incurred as of December 31, 2025. We estimate that the costs savings as a result of this plan will exceed $8.9 million on an annualized run rate basis. As of December 31, 2025, we have realized approximately $5.3 million of these savings.
Key Factors Affecting Our Performance
Our Ability to Increase Brand Awareness
Maintaining and growing brand awareness and loyalty is critical to our success. We believe we have developed an effective marketing strategy that enhances brand awareness and drives consumer engagement. Consumer appreciation of our brand is primarily reflected in our sales across our three channels. We intend to continue to refine and develop our brand strategy utilizing reach-based formats such as streaming advertising and other select marketing channels. In addition, we will leverage our social media presence and employ targeted digital advertising to expand the reach of our brand.
Our Ability to Grow Our Customer Base in Our Wholesale Channel
We continue to expand our customer base through our Wholesale channel, with our products now available in a growing number of physical retail locations. Wholesale customers include large national retailers, regional retailers, distributors, and dealers, reflecting increased market presence and distribution reach.
Our Ability to Acquire and Retain Customers at a Reasonable Cost
We believe that consistently acquiring and retaining customers at a reasonable cost will be a key driver of our future performance. We continue to build brand awareness and reach new consumers by investing in existing and new channels and markets. Our capabilities in digital marketing and consumer engagement provide a competitive advantage in attracting, converting, and retaining our consumers. We remain focused on measuring and optimizing marketing performance to ensure that our advertising spend is efficient, while managing customer acquisition costs and maximizing returns on marketing investments.
Our Ability to Drive Repeat Purchases of Our Products
We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate may be affected by the repeat purchase behavior among existing and newly acquired customers.
Our Ability to Expand Our Product Line
Our goal is to continue to expand our product line over time to increase our growth opportunities and reduce product-specific risks through diversification into multiple products intended for regular consumer use. Our pace of growth will be partially affected by the timing and scale of new product launches. We believe that it is important to our business to continue to innovate with new products and flavors.
Our Ability to Manage Our Supply Chain
Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua and since 2020, we have also sourced green coffee beans from more than ten additional countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is a critical component of our manufacturing and supply chain operations. All of our bagged coffee is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, oversees cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers.

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
Operating expenses
Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits, and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation. General and administrative costs include other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.
Interest expense
Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs. For the year ended December 31, 2024, interest expense also included debt extinguishment costs.
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
In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates the technical merits of its income tax positions and establishes unrecognized income tax benefits for uncertain tax positions when deemed appropriate. The Company evaluates and accounts for uncertain tax positions using a two-step approach: Step 1. Recognition – occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step 2. Measurement – determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized occurs when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. See Note 13, Income Taxes for additional information.

Results of Operations
This discussion and analysis pertains to comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025 and 2024. For the comparisons of the years ended December 31, 2024 and 2023, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 3, 2025. The following table presents the selected results of operations for BRCC for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2025	2024
Revenue, net	$398,263	$391,490
Cost of goods sold	260,317	230,316
Gross profit	137,946	161,174
Operating expenses
Marketing and advertising	39,213	35,631
Salaries, wages and benefits	56,744	62,415
General and administrative	54,736	50,827
Other operating expense, net	11,850	8,453
Total operating expenses	162,543	157,326
Operating income (loss)	(24,597)	3,848
Non-operating income (expenses)
Interest expense, net	(7,506)	(11,325)
Total non-operating expenses	(7,506)	(11,325)
Loss before income taxes	(32,103)	(7,477)
Income tax expense	132	172
Net loss	$(32,235)	$(7,649)
Components of Our Operating Income (Loss)
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue, net	$398,263	$391,490	$6,773	2%
Cost of goods sold	260,317	230,316	30,001	13%
Gross profit	137,946	161,174	(23,228)	(14)%
Gross margin(1)	35%	41%
Total operating expenses	$162,543	$157,326	$5,217	3%
(1)Gross margin is calculated as gross profit as a percentage of revenue, net
Revenue, net
Net revenue for the year ended December 31, 2025 increased $6.8 million, or 2%, to $398.3 million as compared to $391.5 million for the corresponding period in 2024.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Wholesale	$258,005	$245,040	$12,965	5%
DTC	117,638	123,779	(6,141)	(5)%
Outpost	22,620	22,671	(51)	—%
Total net sales	$398,263	$391,490	$6,773	2%
Net revenue for our Wholesale channel for the year ended December 31, 2025 increased $13.0 million, or 5%, to $258.0 million compared to $245.0 million for the corresponding period in 2024. The increase was primarily driven by expanded packaged coffee distribution and SKU expansion at FDM retailers, as well as contributions from Black Rifle Energy, which was launched in the fourth quarter of 2024. This increase was partially offset by a $19.0 million decrease in revenue recognized in connection with barter transactions, whereby finished goods inventory was exchanged for prepaid advertising credits.
Net revenue for our DTC channel for the year ended December 31, 2025 decreased $6.1 million, or 5%, to $117.6 million compared to $123.8 million for the corresponding period in 2024. The decrease was primarily driven by the impact of a $6.5 million decrease in the accrual for loyalty rewards points in 2024 following a change in the policy related to expiration of loyalty rewards points. Our DTC channel continues to stabilize as consumer purchasing behavior increasingly shifts toward third-party digital retail marketplaces rather than direct-to-consumer platforms.

Net revenue for our Outpost channel for the year ended December 31, 2025 remained relatively flat compared to the corresponding period in 2024.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2025 increased $30.0 million, or 13%, to $260.3 million compared to $230.3 million for the corresponding period in 2024. Gross margin decreased to 35% for the year ended December 31, 2025 from 41% for the corresponding period in 2024. The decrease in gross margin was driven by higher inflationary costs, primarily related to coffee bean prices, tariffs, and shipping costs. The decline also reflected the impact of lower net revenue resulting from the decrease in the accrual for loyalty reward points in 2024. In addition, we increased investments in trade and promotions, which were partially offset by pricing actions, productivity improvements, and favorable mix.
Operating expenses
Total operating expenses for the year ended December 31, 2025 increased $5.2 million, or 3%, to $162.5 million compared to $157.3 million for the corresponding period in 2024.
The following table summarizes operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Marketing and advertising	$39,213	$35,631	$3,582	10%
Salaries, wages and benefits	56,744	62,415	(5,671)	(9)%
General and administrative	54,736	50,827	3,909	8%
Other operating expense, net	11,850	8,453	3,397	40%
Total operating expenses	$162,543	$157,326	$5,217	3%
Marketing and advertising expenses for the year ended December 31, 2025 increased $3.6 million, or 10%, to $39.2 million compared to $35.6 million for the corresponding period in 2024. This increase was primarily driven by the expansion of partnerships, increased investment in consumer research and data, incremental shopper marketing, higher marketing spend to support the launch of Black Rifle Energy, and expanded performance-based initiatives.
Salaries, wages and benefits expenses for the year ended December 31, 2025 decreased $5.7 million, or 9%, to $56.7 million compared to $62.4 million for the corresponding period in 2024. This decrease was primarily driven by reduced compensation costs through headcount reductions, partially offset by an increase in severance costs associated with our Operational Improvement Plan.

General and administrative expenses for the year ended December 31, 2025 increased $3.9 million, or 8%, to $54.7 million compared to $50.8 million for the corresponding period in 2024. This increase was primarily attributable to accrued costs associated with the termination of a software contract that will be transitioned to a different software solution in 2026.

Other operating expense, net for the year ended December 31, 2025 increased $3.4 million, or 40%, to $11.9 million compared to $8.5 million for the corresponding period in 2024. The increase was primarily related to a $6.2 million increase in legal contingencies, net of insurance recoveries, partially offset by a decrease in termination costs for our retail outpost locations in 2025. For further discussion of legal contingencies see Note 15, Commitments and Contingencies, of our consolidated financial statements.
Components of Our Non-Operating Income (Expenses)
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The following table summarizes non-operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest expense, net	$(7,506)	$(11,325)	$(3,819)	(34)%
Total non-operating expenses	$(7,506)	$(11,325)	$(3,819)	(34)%
Interest expense for the year ended December 31, 2025 decreased $3.8 million, or 34%, to $7.5 million compared to $11.3 million for the corresponding period in 2024. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the latter half of 2025.
Income Tax Provision
The following table summarizes income tax provisions for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024
Income tax expense	$132	$172
Effective income tax rate	(0.4)%	(2.3)%
For further details regarding income tax matters, see Note 13, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax expense was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, representing effective tax rates of (0.4)% and (2.3)%, respectively. The effective tax rate for the year ended December 31, 2025 reflects pretax losses and our assessment that certain current year deferred tax assets are not expected to be realized, resulting in the recognition of a valuation allowance.
Liquidity and Capital Resources
Liquidity Overview
Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. We also use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of December 31, 2025, our cash and cash equivalents were $4.3 million, our working capital was $24.2 million, and under our credit facilities, we had $55.4 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. As of December 31, 2025, we are in compliance with our covenants under the credit facilities and there are no defaults or events of default. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
On July 18, 2025, we closed the Offering and issued 28,000,000 shares of Class A Common Stock and an additional 4,200,000 shares of Class A Common Stock as a result of the full exercise of the underwriter's option, for total net proceeds of $37.3 million.

See Note 8, Long-Term Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding the Credit Agreements.
Cash Flows from Operating, Investing and Financing Activities
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$(9,810)	$11,308	$(21,118)	(187)%
Investing activities	$1,418	$(7,713)	$(9,131)	(118)%
Financing activities	$5,912	$(10,698)	$16,610	(155)%
Operating Activities
Net cash used in operating activities was $9.8 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $11.3 million for the corresponding period in 2024. The $21.1 million change in net cash from operating activities was primarily driven by a net loss of $32.2 million in 2025 compared to a net loss of $7.6 million in 2024, as well as changes in working capital, including inventory and accounts payable.
Investing Activities
Net cash provided by investing activities was $1.4 million for the year ended December 31, 2025, compared to net cash used in investing activities of $7.7 million for the corresponding period in 2024. The $9.1 million change was primarily due to lower capital expenditures, including reduced investment in our Outpost locations, roasting facilities and information technology, as well as $5.1 million in proceeds from the sale of property during 2025.
Financing Activities
Net cash provided by financing activities was $5.9 million for the year ended December 31, 2025, compared to net cash used in financing activities of $10.7 million for the corresponding period in 2024. The $16.6 million increase in net cash provided by financing activities was primarily due to $37.3 million of net proceeds received from the public offering in the third quarter of 2025 and $1.0 million of net proceeds from shares issued in connection with a legal settlement, partially offset by a net decrease of $31.6 million on long-term debt, primarily due to repayments of our ABL facility.
Commitments
The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $30.0 million for 2025, $32.4 million for 2026 and $15.1 million for 2027. See Note 15, Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of this Annual Report for information regarding such manufacturing and purchase agreements.
Liabilities relating to operating leases that have commenced as of December 31, 2025 have been reported on the balance sheet as operating lease liabilities. Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $31.3 million beyond twelve months through 2043. See Note 9, Leases to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information.
Capital Expenditures
Future capital requirements will vary materially from period to period and will depend on factors such as the addition of roasting capacity and the expansion of our corporate and information technology infrastructure to support changes in the Company. We currently expect to fund our material capital requirements with borrowings from our credit facilities, but we may also seek additional debt or equity financing.

Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and where the impact of the estimates on financial condition or operating performance is material.
We evaluate critical estimates using these criteria on an ongoing basis and add or subtract critical estimates as appropriate. Based on this assessment, we conclude that we do not have any estimates where the nature of the estimates is material due to the level of subjectivity and judgment utilized.
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
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies for up to five years or until such companies are no longer emerging growth companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Accordingly, the consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Term Loan Facility bears interest at a rate per annum equal to either (i) a Reference Rate (as defined in the Term Loan Financing Agreement) plus a margin ranging from 5.00% to 5.50% based on a total net leverage ratio threshold or (ii) term SOFR (as defined in the Term Loan Financing Agreement) plus a margin ranging from 6.00% to 6.50% based on a total net leverage ratio threshold. Borrowings under our ABL Facility bear interest at a rate per annum of either (i) the Alternate Base Rate (as defined in the ABL Credit Agreement) plus a margin ranging from 0.50% to 1.50% or (ii) Term SOFR (as defined in the ABL Credit Agreement) plus a margin ranging from 1.50% to 2.50%. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2025, we had $36.7 million outstanding on our Term Loan Facility and $2.0 million outstanding on our ABL Facility with available borrowings of $55.4 million. The carrying value of the variable interest rate debt approximates its fair value as the borrowings are based on market interest rates. A hypothetical increase of interest rates of 5% on our outstanding variable rate borrowings would result in additional interest expense annually of approximately $1.9 million.

Item 8. Financial Statements and Supplementary Data
BRC Inc.
Audited Consolidated Financial Statements of BRC Inc. as of December 31, 2025 and 2024 and for the three years ended December 31, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BRC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRC Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Antonio, Texas
March 2, 2026

BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,330	$6,810
Accounts receivable, net	35,057	33,604
Inventories, net	49,703	42,647
Prepaid expenses and other current assets	11,235	12,410
Total current assets	100,325	95,471
Property, plant and equipment, net	42,855	59,204
Operating lease, right-of-use asset	21,205	26,703
Non-current prepaid marketing expenses	44,432	45,506
Identifiable intangibles, net	300	359
Other	126	139
Total assets	$209,243	$227,382
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,721	$38,817
Accrued liabilities	32,455	27,900
Deferred revenue and gift card liability	4,033	3,918
Current maturities of long-term debt	2,400	2,047
Current operating lease liability	2,481	2,523
Current maturities of finance lease obligations	4	13
Total current liabilities	76,094	75,218
Non-current liabilities:
Long-term debt, net	32,313	63,027
Finance lease obligations, net of current maturities	15	—
Operating lease liability	24,822	29,087
Other non-current liabilities	7,982	10,554
Total non-current liabilities	65,132	102,668
Total liabilities	141,226	177,886
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both December 31, 2025 and 2024	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 114,860,676 and 78,286,909 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	8
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 133,694,869 and 134,536,464 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both December 31, 2025 and 2024	—	—
Additional paid in capital	180,973	136,583
Accumulated deficit	(135,344)	(123,430)
Total BRC Inc.’s stockholders’ equity	45,653	13,174
Non-controlling interests	22,364	36,322
Total stockholders’ equity	68,017	49,496
Total liabilities and stockholders' equity	$209,243	$227,382
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue, net	$398,263	$391,490	$395,623
Cost of goods sold	260,317	230,316	270,175
Gross profit	137,946	161,174	125,448
Operating expenses
Marketing and advertising	39,213	35,631	30,794
Salaries, wages and benefits	56,744	62,415	71,054
General and administrative	54,736	50,827	71,613
Other operating expense, net	11,850	8,453	2,198
Total operating expenses	162,543	157,326	175,659
Operating income (loss)	(24,597)	3,848	(50,211)
Non-operating income (expenses)
Interest expense, net	(7,506)	(11,325)	(6,330)
Other income, net	—	—	10
Total non-operating expenses	(7,506)	(11,325)	(6,320)
Loss before income taxes	(32,103)	(7,477)	(56,531)
Income tax expense	132	172	185
Net loss	$(32,235)	$(7,649)	$(56,716)
Less: Net loss attributable to non-controlling interest	(20,321)	(4,697)	(39,971)
Net loss attributable to BRC Inc.	$(11,914)	$(2,952)	$(16,745)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$(0.13)	$(0.04)	$(0.27)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	95,207,206	71,107,562	60,932,225

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for number of shares)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2023	57,661,274	153,899,025	—	$5	$16	$—	$129,508	$(103,733)	$70,140	$95,936
Equity-based compensation	—	—	—	—	—	—	2,148	—	4,826	6,974
Common Unit redemption	7,414,036	(7,414,036)	—	—	—	—	1,758	—	(1,758)	—
Employee stock purchase plan	157,044	—	—	—	—	—	673	—	—	673
Vesting of stock awards, net of shares withheld for taxes	405,452	—	—	1	(1)	—	(359)	—	—	(359)
Net loss	—	—	—	—	—	—	—	(16,745)	(39,971)	(56,716)
Balance at December 31, 2023	65,637,806	146,484,989	—	$6	$15	$—	$133,728	$(120,478)	$33,237	$46,508
Equity-based compensation	—	—	—	—	—	—	3,627	—	6,980	10,607
Common Unit redemption	11,948,525	(11,948,525)	—	—	—	—	(802)	—	802	—
Employee stock purchase plan	144,017	—	—	—	—	—	518	—	—	518
Vesting of stock awards, net of shares withheld for taxes	554,015	—	—	2	(2)	—	(501)	—	—	(501)
Proceeds from exercise of stock options, net of taxes	2,546	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	(2,952)	(4,697)	(7,649)
Balance at December 31, 2024	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	3,772	—	6,535	10,307
Common Unit redemption	841,595	(841,595)	—	—	—	—	172	—	(172)	—
Shares issued upon settlement agreement	2,300,100	—	—	—	—	—	3,367	—	—	3,367
Employee stock purchase plan	175,714	—	—	—	—	—	297	—	—	297
Vesting of stock awards, net of shares withheld for taxes	1,056,358	—	—	—	—	—	(491)	—	—	(491)
Shares issued for public equity offering, net of issuance costs[1]	32,200,000	—	—	3	—	—	37,273	—	—	37,276
Net loss	—	—	—	—	—	—	—	(11,914)	(20,321)	(32,235)
Balance at December 31, 2025	114,860,676	133,694,869	—	$11	$13	$—	$180,973	$(135,344)	$22,364	$68,017

[1] Includes gross proceeds of $40,250, less issuance costs of $2,974.

See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(32,235)	$(7,649)	$(56,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,198	10,057	7,263
Equity-based compensation	10,307	10,607	6,974
Settlement of litigation by issuance of stock	2,367	—	—
Amortization of debt issuance costs	1,082	1,193	549
Loss on disposal of assets	721	1,848	4,763
Loss on impairment of assets	3,437	6,079	—
Paid-in-kind interest	1,224	2,535	—
Loss on extinguishment of debt	—	1,127	—
Other	83	173	311
Changes in operating assets and liabilities:
Accounts receivable, net	(1,536)	(8,627)	(2,766)
Inventories, net	(12,019)	(10,107)	(8,183)
Prepaid expenses and other assets	11,086	900	654
Accounts payable	(3,825)	6,806	21,557
Accrued liabilities	4,064	(7,890)	(1,811)
Deferred revenue and gift card liability	115	(7,112)	1,525
Operating lease liability	(4,307)	560	891
Other liabilities	(2,572)	10,808	22
Net cash provided by (used in) operating activities	(9,810)	11,308	(24,967)
Investing activities
Purchases of property, plant and equipment	(3,660)	(8,666)	(27,220)
Proceeds from sale of property and equipment	5,078	953	5,712
Net cash provided by (used in) investing activities	1,418	(7,713)	(21,508)
Financing activities
Proceeds from issuance of long-term debt, net of discount	248,321	353,197	294,508
Debt issuance costs paid	(225)	(706)	(4,333)
Repayment of long-term debt	(279,716)	(361,565)	(268,230)
Payments of debt extinguishment costs	—	(1,040)	—
Financing lease obligations	6	(68)	(173)
Repayment of promissory note	(1,047)	(1,047)	(1,047)
Issuance of stock from the Employee Stock Purchase Plan	297	518	673
Proceeds received for settlement agreement	1,000	—	—
Proceeds received for public offering, net of issuance costs	37,276	—	—
Proceeds from exercise of stock options	—	13	—
Net cash provided by (used in) financing activities	5,912	(10,698)	21,398
Net decrease in cash, cash equivalents, and restricted cash	(2,480)	(7,103)	(25,077)
Cash and cash equivalents, beginning of period	6,810	12,448	38,990
Restricted cash, beginning of period	—	1,465	—
Cash and cash equivalents, end of period	$4,330	$6,810	$12,448
Restricted cash, end of period	$—	$—	$1,465
See notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Non-cash operating activities
(Derecognition) Recognition of right-of-use operating lease assets	$(1,917)	$(8,043)	$18,547
Recognition of revenue for inventory exchanged for prepaid advertising	$4,963	$23,925	$28,901

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$32	$304	$1,857
Debt issuances costs accrued but not yet paid	$—	$378	$—

Supplemental cash flow information
Cash paid for income taxes	$132	$425	$562
Cash paid for interest	$5,384	$9,041	$4,483
See notes to consolidated financial statements.

BRC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
Fiscal Years ended December 31, 2025, December 31, 2024, and December 31, 2023
1.Organization and Nature of Business
BRC Inc., a Delaware public benefit corporation (“BRC Inc.” or the “Company”), previously entered into a Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (the "First Amendment" and the Business Combination Agreement as so amended, the "Business Combination Agreement"), each by and among BRC Inc., SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”), and certain other parties thereto. On February 9, 2022, as contemplated by the Business Combination Agreement, a series of transactions (the "Business Combination") were completed (the “Closing”) for an estimated value of $1,839,815 as a result of which Authentic Brands became a subsidiary of BRC Inc., with BRC Inc. acting as sole managing member thereof as a public benefit corporation.
BRC Inc. conducts substantially all of its business through its solely managed subsidiary, Authentic Brands, and Authentic Brands’ subsidiaries, all of which are consolidated in these financial statements. Authentic Brands, through its wholly-owned subsidiaries, purchases, roasts, and sells high-quality coffee, coffee accessories, and branded apparel through its online channels and business networks. Authentic Brands also develops and promotes online content for the purpose of growing its brands, which include Black Rifle Coffee Company (“BRCC”).
Unless the context indicates otherwise, references to "the Company," "we," "us" and "our" refer to BRC Inc. and its consolidated subsidiaries following the closing of the Business Combination.
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
The Business Combination was accounted for as a reverse recapitalization transaction between entities under common control, whereby Authentic Brands was considered the accounting acquirer and predecessor entity. The Business Combination was reflected as the equivalent of Authentic Brands issuing stock for the net assets of SilverBox, accompanied by a recapitalization with no incremental goodwill or intangible assets recognized.
Authentic Brands was determined to be the predecessor entity to the Business Combination based on a number of considerations, including:
• Authentic Brands’ former management making up the majority of the management team of BRC Inc.;
• Authentic Brands’ former management nominating or representing the majority of BRC Inc.'s Board of Directors (the “Board of Directors”);
• Authentic Brands representing the majority of the continuing operations of BRC Inc.; and
• The chief executive officer of Authentic Brands then having voting control of the combined company.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivable, inventory reserves, undiscounted future cash flows and the fair value of assets or asset groups for the purpose of assessing impairment of long-lived assets, liabilities for legal contingencies, equity-based compensation, estimates for sales returns and related allowance, loyalty rewards, and measurement and realization of deferred tax assets. Actual results could differ materially from those estimates.

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASC 606. Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes. Revenue recognition is evaluated through the following five steps:
1.Identification of the contract with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when or as a performance obligation is satisfied.
Sources and Timing of Revenue
The Company’s revenue is primarily derived from product sales through its e-commerce websites and to Wholesale customers who sell the products to end users. In addition, the Company derives revenues from Company-operated store locations, and franchise and license agreements. Revenues from the sale of products and merchandise are recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer and in an amount that reflects the expected consideration to be received in exchange for such goods. As such, customer orders from e-commerce websites are recorded as deferred revenue prior to delivery of products. Delivery dates are derived from system reports identifying delivery status. For Wholesale customers, revenue is recognized when confirmation of control of the product has passed to the customer. Costs to obtain or fulfill a contract with a customer are expensed as incurred and are generally not significant.
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
The following table disaggregates revenue by sales channel (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Wholesale	$258,005	$245,040	$225,059
DTC	117,638	123,779	143,232
Outpost	22,620	22,671	27,332
Total net sales	$398,263	$391,490	$395,623
Substantially all revenue is derived from customers located in the United States. One Wholesale customer and its affiliate represented 30%, 28%, and 26% of total revenue for the years ended December 31, 2025, 2024, and 2023 respectively.

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
The Company recognized $1,041, $7,141, and $398 of income related to expired loyalty rewards for the years ended December 31, 2025, 2024, and 2023, respectively, which was included in “Revenue, net” on the consolidated statements of operations.
The Company defers revenue associated with the points earned through purchases that are expected to be redeemed, net of estimated unredeemed loyalty points. When a customer redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the related deferred revenue liability. The deferred revenue liability is included in "Deferred revenue and gift card liability" on the consolidated balance sheets. Until March 2024, BRCC loyalty points expired if there was no account activity (i.e., if there is no new purchase made or order placed) for a period of twelve months. In March 2024, BRCC amended the Loyalty Program such that BRCC loyalty points expire after twelve months without consideration of account activity. The change in BRCC’s Loyalty Program points policy regarding expired points resulted in a reduction to the deferred revenue liability and an increase to revenue in our DTC Channel of $6,468 for the year ended December 31, 2024.
For those points that are earned through other activities, the Company recognizes the redemption of these points as a discount to the transaction price at time of sale. Refer to Note 7, Deferred Revenue and Gift Card Liability for information about changes in the current portion of deferred revenue and gift card liability for the years ended December 31, 2025, 2024, and 2023.
Sales Returns and Discounts
The Company’s product sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, charge-backs, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.
The amount of consideration the Company receives and the amount of revenue recognized varies with customer incentives offered to the Company’s customers and to their customers. These programs include cash discounts, price allowances, volume-based rebates, product placement fees, and other financial support for items such as trade promotions, displays, new products, consumer incentives, and advertising assistance. Provisions for these discounts and incentives are recorded in the same period in which the related revenues are recognized.
The Company inspects returned items when they arrive at its processing facilities. The Company refunds the full cost of the merchandise returned if the returned item is defective or the Company or its partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products the Company refunds the full cost of the merchandise less the original shipping charge and actual return shipping fees. If the customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees. Bagged coffee and rounds are not eligible for returns. Revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The allowance for sales returns and charge-backs was $756 and $560 as of December 31, 2025 and 2024, respectively, and included in “Accounts receivable, net” on the consolidated balance sheets.
Shipping and Handling Fees and Costs
Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and is presented within revenue, net on the consolidated statements of operations.

Segment Information
The Company reports operations as a single reportable segment and manages the business as a single-brand consumer products business. This is supported by the operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories or sales channels. In accordance with ASC 280, “Segment Reporting”, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews discrete financial information on a consolidated basis and does not regularly review financial information for individual sales channels, product categories or geographic regions that would allow decisions to be made about allocation of resources or performance. The information reviewed by the CODM is consistent with the presentation on the consolidated statements of operations.
Cost of Goods Sold
Cost of goods sold includes product costs, labor costs, occupancy costs, outbound shipping costs, handling and fulfillment costs, credit card fees, and royalty fees, and is recorded in the period incurred. Refer to Note 6, Accrued Liabilities for information about changes in the current portion of deferred purchase incentive fees as of December 31, 2025 and 2024 and the impact on Cost of Goods Sold.
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
Accounts Receivable, Net
Accounts receivable consist primarily of trade amounts due from business customers at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, the Company grants credit to business customers on normal credit terms. The Company maintains an allowance for credit losses based upon its business customers’ financial condition and payment history, and its historical collection experience and expected collectability of accounts receivable. The allowance for credit losses was $350 and $593 as of December 31, 2025 and 2024, respectively.
Inventories, Net
Inventories are stated at the lower of cost, which approximates First In, First Out (“FIFO”), or net realizable value. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. Inventories, net were $49,703 and $42,647 as of December 31, 2025 and 2024, respectively. Finished goods includes allocations of labor and occupancy expenses, and inbound transportation costs. The reserve for excess and obsolete inventory was $2,899 and $1,436 as of December 31, 2025 and 2024, respectively.
Property, Plant and Equipment, Net
Property, plant, and equipment, net are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the related assets or the term of the related finance lease, whichever is shorter. Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are derecognized, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs are charged to earnings as incurred; significant renewals and improvements are capitalized.

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets such as property and equipment and identifiable intangible assets for impairment when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. These events include current period losses combined with a history of losses or the decision to close an Outpost. For those locations which are not currently operating, as is the case for certain non-developed Outpost locations, the event would be based on management’s decision not to continue developing a site at that location. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group (the lowest level for which there are identifiable cash flows), from the expected future undiscounted pre-tax cash flows of the related operations. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value.
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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs and short-term lease costs. Our real estate leases may require that we pay certain expenses, such as common area maintenance costs, real estate taxes and other executory costs, of which any fixed portion would be included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our Company-operated Outposts, and their related costs are recorded within “General and administrative” expenses on the consolidated statements of operations.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss attributable to BRC Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of outstanding unvested share awards, and units of Authentic Brands designated as common units (the “Common Units”) and restricted units (the “Restricted Common Units”) in the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands (the "LLC Agreement") that are exchangeable into shares of Class A Common Stock. Diluted net loss per share is computed by dividing the net loss attributable to BRC Inc. by the weighted-average number of shares of Class A Common Stock outstanding for the period determined using the treasury stock method and if-converted method, as applicable. As the impact of these if-converted securities is generally antidilutive during periods of net loss, the diluted net loss per share calculation for periods with net losses is the same as the basic net loss per share. For more information, see Note 14, Net Loss Per Share.

Concentrations of Credit Risk
The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which four customers accounted for 52% and 63% of total outstanding receivables as of December 31, 2025 and 2024, respectively. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.
Marketing and Advertising Expenses
The Company’s marketing and advertising expenses are primarily internet marketing expenses, commercial sponsorships and advertising time slots. Marketing expenses are recognized as incurred based on the terms of the individual agreements, which are generally, but not limited to: a commission for traffic driven to its websites that generate a sale, programmatic targeting advertisements, national television and radio advertisements, or payments to social media influencers. The Company may also enter into marketing service agreements with third-party production and content providers where the Company prepays for certain services or deliverables and recognizes the expense when the service is completed. Marketing and advertising expenses totaled $39,213, $35,631 and $30,794 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2025, the Company had no Level 3 financial assets or liabilities.

Comprehensive Income (Loss)
The Company has no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.
Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which "enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information". The FASB determined that these amendments should be effective for public business entities for annual periods beginning after December 15, 2024 (early adoption is permitted). The Company retrospectively adopted ASU 2023-09, effective January 1, 2025.

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
3.Inventories, Net
Inventories consist of the following (dollars in thousands):

	December 31,
	2025	2024
Coffee and Energy:
Unroasted	$3,519	$3,180
Finished Goods	20,144	16,502
Ready-to-Drink (raw materials)	3,935	10,206
Ready-to-Drink (finished goods)	17,943	9,545
Apparel and other merchandise	4,162	3,214
Total inventories, net	$49,703	$42,647

4.Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following (dollars in thousands):

	December 31,
	2025	2024
Building and leasehold improvements	$24,216	$27,429
Machinery and equipment	19,694	19,946
Computer equipment and software	19,927	17,814
Furniture and fixtures	2,887	2,949
Land	110	1,547
Vehicles	809	762
Construction in progress	8,584	10,925
Property, plant and equipment, gross	76,227	81,372
Less: accumulated depreciation and amortization	(33,372)	(22,168)
Total property, plant and equipment, net	$42,855	$59,204
The total depreciation expense for internal use software included in accumulated depreciation and amortization was $7,358, $4,504 and $1,233 for the years ended December 31, 2025, 2024 and 2023, respectively.
Substantially all long-lived assets are located in the United States.
Sale of Assets
The Company sold an office property including the land, building and improvements during the third quarter of 2025 for a total sale price of $5,350. The net book value of the assets sold was approximately $4,294 which resulted in a gain on the asset sale of approximately $682, which reflected closing costs of approximately $374. This gain is presented within "Other operating expense, net" in the consolidated statements of operations.
The Company sold the land, building and improvements for one of BRCC's company-owned Outposts during the third quarter of 2023 for a total sale price of $1,500. The net book value of the assets sold was approximately $2,692 which resulted in a loss on the asset sale of $1,201, which reflected closing costs of approximately $9. This loss is presented within "Other operating expense, net" in the consolidated statements of operations. Simultaneously with the sale of the property, the Company entered into a lease with the buyer to continue the Company's operations at this Outpost location.
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
Impairment of Assets
During the fourth quarter of 2025, management determined that the Company would no longer continue to develop certain non-operating Outpost locations. As a result, a test for impairment was performed and the Company recognized a noncash impairment loss of $3,437 consisting of $1,804 for the carrying value of construction in progress and $1,633 for the associated right of use assets.
During the fourth quarter of 2024, the Company recognized a noncash impairment loss on certain assets related to the Outposts of $6,100, which consisted of approximately $3,500 for the carrying value of the related building improvements, machinery, and equipment and $2,600 for the associated right of use assets.
The total loss on impairment of assets is presented within “Other operating expense, net” in the consolidated statements of operations.

5. Other Assets
As of December 31, 2025 and 2024, we reported $50,312 and $50,546 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for finished goods and apparel inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits (which was extended to December 31, 2031 during the third quarter of 2025), we concluded that $5,880 and $5,040 were current as of December 31, 2025 and 2024, respectively, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $44,432 and $45,506 were non-current as of December 31, 2025 and 2024, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.
Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the finished goods inventory. We recognized $4,963, $23,925, and $28,901 of revenue for the years ended December 31, 2025, 2024, and 2023, respectively, on the consolidated statements of operations related to shipments of inventory in exchange for prepaid advertising. We utilized $5,198 and $2,280 of prepaid advertising credits for the years ended December 31, 2025 and 2024, respectively.
6. Accrued Liabilities
Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$5,919	$5,873
Accrued freight	4,333	478
Accrued software contracts	4,024	—
Accrued professional fees	2,761	3,014
Deferred purchase incentive	2,506	2,264
Accrued marketing	2,330	4,180
Accrued donations	1,709	1,369
Accrued sales and other taxes	1,137	1,164
Accrued inventory purchases	843	2,175
Other accrued expenses	6,893	7,383
Total accrued liabilities	$32,455	$27,900
Deferred purchase incentive
During the second quarter of 2024, we entered into an agreement with a co-manufacturing partner for the manufacture and distribution of rounds. As part of this agreement we received a purchase incentive of $9,500 to compensate for incremental transition costs. An amendment to this agreement was entered into during the third quarter of 2024 whereby an additional purchase incentive of $4,000 was received. This purchase incentive will be recognized as a reduction of cost of sales based on units sold over five years. Recognition of this fee commenced during the third quarter of 2024 based upon the terms of the related agreement (as amended). $2,506 of the deferred purchase incentive is classified as current at December 31, 2025 based upon the amount expected to be recognized in the next twelve months, while $7,626 is classified as long-term and is recorded in “Other non-current liabilities” on our consolidated balance sheets at December 31, 2025.

7. Deferred Revenue and Gift Card Liability
The following table provides information about deferred revenue, gift cards, and the Loyalty Program, including significant changes in deferred revenue balances for the below designated periods (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$3,918	$11,030	$9,505
Sales of gift cards	796	946	1,804
Redemption and breakage of gift cards	(1,008)	(1,379)	(1,489)
Increase from deferral of revenue	2,518	1,788	2,823
Decrease from revenue recognition	(1,784)	(2,832)	(3,560)
Loyalty Program points earned	1,420	2,049	3,508
Loyalty Program points redeemed/expired	(1,827)	(7,684)	(1,561)
Balance at end of period	$4,033	$3,918	$11,030
8. Long-Term Debt
The Company’s credit facilities and related balances were as follows (dollars in thousands):

	December 31,
	2025	2024
Term Loan Facility	$36,680	$40,000
ABL Facility	2,000	28,853
Notes payable	400	1,446
Total principal	39,080	70,299
Less debt issuance costs and original issue discount ("OID")	(4,367)	(5,225)
Long-term debt, net	$34,713	$65,074

Current maturities:
Current maturities of long-term debt	$2,400	$2,047
Non-current maturities:
Non-current principal	$36,680	$68,252
Less non-current portion of debt issuance costs and OID	(4,367)	(5,225)
Non-current maturities of long-term debt, net	$32,313	$63,027
Future contractual maturities of credit facilities (not including debt issuance costs) as December 31, 2025 are as follows (dollars in thousands):

Year ending December 31,
2026	$2,400
2027	2,000
2028	2,000
2029	32,680
Total	$39,080

ABL Facility and Term Loan Facility
On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (as amended in accordance with its terms, the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500, all of which were available at December 31, 2025) (the “ABL Facility”).
On December 27, 2024 (the “Closing Date”), the ABL Borrowers entered into a third amendment to the ABL Credit Agreement, and a Financing Agreement (as further amended in accordance with its terms, the “Term Loan Financing Agreement” and together with the ABL Credit Agreement, the “Credit Agreements”), by and among Authentic Brands, certain subsidiaries of Authentic Brands party thereto as “Borrowers” (the “Term Loan Borrowers”), and certain subsidiaries of Authentic Brands from time to time party thereto as “Guarantors” (collectively with Authentic Brands, the “Term Loan Guarantors”), Blue Torch Finance LLC, as administrative agent and collateral agent, pursuant to which the lenders thereunder provided the Term Loan Borrowers with senior secured term loans on the Closing Date in an aggregate principal amount of $40,000 (the “Term Loan Facility”). The Term Loan Facility also includes an uncommitted accordion feature pursuant to which, under certain conditions, including a maximum pro forma total net leverage ratio, the Term Loan Borrowers may, with the agreement of the lenders providing any such incremental loans, add one or more tranches of additional term loans in an aggregate principal amount not to exceed $20,000. The proceeds of the Term Loan Facility were issued net of a $1,000 discount which was recorded against the outstanding amount of debt on our consolidated balance sheet and will be amortized over the life of the Term Loan Financing Agreement.

Debt issuance costs of $920 were incurred during fiscal 2024 and an additional $229 were incurred during fiscal 2025 in connection with the origination of the Credit Agreements and these costs will be reported as a reduction to the outstanding balance of long-term debt on our consolidated balance sheet and amortized over the life of the Credit Agreements.

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Term Loan Borrowers and the ABL Borrowers to maintain (i) a maximum total net leverage ratio (4.00 to 1.00 for the fiscal quarter ended March 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2025; 3.50 to 1.00 for the fiscal quarter ended December 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2026; and 3.00 to 1.00 for the fiscal quarter ended December 31, 2026 and the end of each fiscal quarter thereafter); (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of at least $7,500. The Credit Agreements also limit the ABL Borrowers and the Term Loan Borrowers’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

On the Closing Date, the Company used the proceeds from the Term Loan Facility and approximately $12,813 of borrowings under the ABL Facility (i) to retire the Company’s term loan credit facility with Whitehawk Capital Partners LP, (ii) to pay transaction fees, costs and expenses related to the Credit Agreements, and (iii) for other general corporate and working capital purposes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible inventory, unrestricted cash and cash equivalents, eligible credit card receivables, eligible accounts receivable and eligible inventory, offset by certain reserves. The available borrowings under the ABL Credit Facility at December 31, 2025 were $55,375.

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
In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. As of December 31, 2025, the outstanding balance on the notes payable is $400. This note was fully repaid in January 2026.

9.    Leases
The components of lease costs for the years ended December 31, 2025, 2024, and 2023 are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating leases costs	$3,583	$3,937	$3,906
Short-term lease costs	31	309	335
Total lease costs	$3,614	$4,246	$4,241
The following table includes supplemental information:

	December 31,
	2025	2024	2023
Weighted-average remaining operating lease term (in years)	10.6	9.6	9.5
Weighted-average operating lease discount rate	4.75%	4.59%	4.48%
Cash paid related to operating lease liabilities was $3,876 for the year ended December 31, 2025.
The total operating lease liability arising from ROU assets was $27,303 for the year ended December 31, 2025.
Finance lease assets are recorded in “Property, plant, and equipment, net” with the corresponding finance lease liabilities on the consolidated balance sheets.

Minimum future maturities of operating lease liabilities as of December 31, 2025 were as follows (dollars in thousands):

2026	$3,681
2027	3,590
2028	3,483
2029	3,481
2030	3,195
Thereafter	17,559
Total lease payments	34,989
Less imputed interest	(7,686)
Total	$27,303
We have not entered into any operating leases that have not yet commenced as of December 31, 2025.
As discussed in Note 4, Property, Plant and Equipment, Net, the Company recognized a total impairment loss on right of use assets related to our BRCC Outposts during the fourth quarter of 2025 and 2024 of $1,633 and $2,600, respectively. This total loss on impairment of assets is presented within “Other operating expense, net” in the consolidated statements of operations.
10.    Stockholders’ Equity
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

Non-Controlling Interests
Non-controlling interests represent the ownership interests in Authentic Brands held by holders other than the Company. As of December 31, 2025, BRC Inc.’s ownership percentage in Authentic Brands controlling and non-controlling interests was 36.8% and 63.2%, respectively.
Public Offering

On July 16, 2025, the Company entered into an underwriting agreement (the "Underwriting Agreement") with D.A. Davidson & Co. (the "Underwriter"), pursuant to which the Company agreed to issue and sell 28,000,000 shares of Class A Common Stock at an offering price of $1.25 per share (the "Offering"). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 4,200,000 shares of Class A Common Stock, which option was fully exercised by the Underwriter on July 17, 2025. The Offering closed on July 18, 2025 resulting in the issuance of 32,200,000 shares and gross proceeds of $40,250, which were reduced by $2,974 of issuance costs, resulting in total net proceeds of $37,276 recorded as an increase to Class A common stock as of December 31, 2025.

Shares Issued for Legal Settlement

On May 15, 2024, Alta Partners, LLC (“Alta”) filed a lawsuit in the federal district court in the Southern District of New York against the Company: Alta Partners, LLC v. BRC Inc., Case 24-CV-03741 (AT) (RWL) (Southern District of New York). The complaint alleged breach of contract and that Alta suffered damages arising from the Company’s refusal to permit Alta to exercise warrants between March 11 and May 4, 2022. On June 20, 2025, the Company entered into a settlement and release agreement with Alta, pursuant to which, in full settlement of the claims described therein, the Company issued 2,300,100 shares of Class A Common Stock with a market value of $3,367, net, in exchange for $1,000 which resulted in $2,367 noncash charge during the second quarter of 2025. Insurance proceeds were received in the amount of $2,367 in the third quarter of 2025 related to this settlement.
11.    Equity-Based Compensation
Incentive Units
Authentic Brands maintains an equity incentive plan (the “2018 Equity Incentive Plan”) under which it granted Incentive Units (as defined in the 2018 Equity Incentive Plan) to employees or non-employee directors prior to the Business Combination. As of December 31, 2025, 8,472 Incentive Units remained outstanding under the 2018 Equity Incentive Plan, and no new Incentive Units have been granted under the 2018 Equity Incentive Plan since the completion of the Business Combination. The Board of Directors has the authority to determine the terms and conditions of each grant under the 2018 Equity Incentive Plan, and 200,000 non-voting units have been authorized thereunder. These units may contain certain service and performance related vesting provisions. The Incentive Units were awarded to eligible employees and non-employee directors and entitle each grantee to receive non-voting member units upon vesting, subject solely to the employee’s continuing employment or the non-employee director’s continuing service on the Board of Directors.
The grant date estimated fair value of the Incentive Units was based upon an option pricing model valuation of the awards at the grant date. The Company utilized the probability-weighted expected return method. The Incentive Units have no strike price; however, participation thresholds, as defined in the 2018 Equity Incentive Plan were established at the grant date and must be exceeded for the holder of the unit to participate in any distributions of the Company. The following assumptions were utilized in determining the fair value of the units at the grant date:

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

The following table summarizes the changes in the number of Incentive Units for the years ended December 31, 2025, 2024 and 2023:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2023	14,210	$192.52
Granted	—	—
Forfeited	(5,625)	215.31
Granted and outstanding at December 31, 2023	8,585	$213.81
Granted	—	—
Forfeited	(113)	215.31
Granted and outstanding at December 31, 2024	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at December 31, 2025	8,472	$213.79
Vested at December 31, 2025	8,418	$213.78
As of December 31, 2025, the equity compensation expense related to nonvested Incentive Units was fully recognized. As of December 31, 2024 and 2023, total unrecognized equity compensation expense related to nonvested Incentive Units to be recognized was $134 and $421, respectively, over a weighted average period of approximately one year for 2024 and two years for 2023.
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
Stock Options
The Company grants stock options to employees under the Omnibus Plan that vest ratably over three years and expire after seven years. The grant date estimated fair value of the stock options is based upon a Black-Scholes model valuation of the options at the grant date. The following weighted average assumptions were utilized in determining the fair value of options granted:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value	$1.08	$2.21	$2.58
Expected dividend yield	—	—	—
Expected volatility	71%	66%	65%
Risk-free interest rate	3.92%	4.32%	4.17%
Options term (in years)	4.5	4.5	4.5
Since inception and prior to 2024, the Company computed expected volatility based on a weighted average of comparable public companies within the Company’s industry. Beginning in 2024, the Company utilizes its own history to estimate volatility based on the annualized historical daily volatility of the Company’s stock price. The Company uses the “simplified method” prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. The Company does not anticipate paying dividends in the foreseeable future. The Company recognizes pre-vesting forfeitures as they occur rather than estimate the forfeiture rate at the grant date.

The following table summarizes information about stock options activities for the years ended December 31, 2025, 2024 and 2023:

	Stock Options	Weighted Average Exercise Price
Granted and outstanding at January 1, 2023	792,370	$9.77
Granted	3,813,166	4.66
Forfeited	(1,192,196)	6.43
Outstanding at December 31, 2023	3,413,340	$5.19
Granted	2,680,584	3.94
Forfeited	(666,967)	6.53
Exercised	(2,546)	5.05
Outstanding at December 31, 2024	5,424,411	$4.41
Granted	6,112,707	1.84
Forfeited	(2,852,731)	3.74
Exercised	—	—
Outstanding at December 31, 2025	8,684,387	$2.82
Vested and exercisable at December 31, 2025	1,643,474	$4.42
As of December 31, 2025, 2024 and 2023, total unrecognized equity compensation expense related to stock options to be recognized was $6,447, $7,540 and $7,228, respectively, over a weighted average period of approximately two years for all three years.
Restricted Stock Units
The Company grants restricted stock unit (“RSU”) awards to employees and non-employee directors under the Omnibus Plan that vest annually over approximately three years. The grant date fair values are based on the closing price of the Class A Common Stock of the Company on the date of grant.
The following table summarizes information about the RSUs under the Omnibus Plan for the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2023	823,829	$10.68
Granted	2,008,519	4.90
Forfeited	(685,484)	6.49
Vested	(461,909)	9.70
Nonvested at December 31, 2023	1,684,955	$5.77
Granted	1,726,212	4.02
Forfeited	(476,399)	5.16
Vested	(701,816)	5.87
Nonvested at December 31, 2024	2,232,952	$4.51
Granted	4,884,485	1.87
Forfeited	(1,204,272)	2.92
Vested	(1,283,401)	4.20
Nonvested at December 31, 2025	4,629,764	$2.23
As of December 31, 2025, 2024 and 2023, total unrecognized equity compensation expense related to RSUs to be recognized was $6,963, $7,031 and $7,711, respectively, over a weighted average period of approximately two years for all three years.

Performance-Based Restricted Stock Units
On December 29, 2022, the Company granted 8,462,412 performance-based restricted stock units (“PSUs”) to a key employee which vest if certain market capital growth rates are achieved each year through April 2027. Vested PSUs are settled in shares of the Company Class A Common Stock equal to the number of PSUs granted. The PSUs are forfeited upon termination of employment before the performance period ends. PSUs granted during the year ended December 31, 2022 have a weighted-average grant date fair value of $0.46 per share. All PSUs were unvested as of December 31, 2025. The Company used the Monte Carlo pricing model to estimate the fair value of PSUs utilizing the following assumptions at the grant date:

Expected dividend	—
Expected volatility	65%
Risk-free interest rate	3.97%
Award term years	4.3
Valuation date share price	$6.21
As of December 31, 2025, 2024 and 2023, total unrecognized equity-based compensation expense related to PSUs to be recognized was $382, $976 and $1,901, respectively, over a weighted average period of approximately two years for 2025, three years for 2024, and four years for 2023.
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
12.    Defined Contribution Plan
The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $840, $1,051 and $951 for the years ended December 31, 2025, 2024 and 2023, respectively.
13.    Income Taxes
As described in Management's Discussion and Analysis, we completed a business combination on February 9, 2022 and as a result, Authentic Brands became a subsidiary of BRC Inc. Authentic Brands LLC is, and has since the business combination been, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. BRC Inc. did not engage in any operations prior to the business combination. This section describes the operations of the Company, operating under Authentic Brands prior to the Business Combination, and contains the financial results of Authentic Brands for the period before the Business Combination through December 31, 2021. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following the Company's initial public offering, BRC Inc. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss generated by the Company.
Net loss before income taxes was $32,103, $7,477 and $56,531 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had an income tax expense of $132, $172 and $185 for the years ended December 31, 2025, 2024 and 2023, respectively.

The components of the provision for income tax (benefit) provision are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense
Federal	$—	$—	$—
Foreign	—	—	—
State	132	172	185
Total current expense	132	172	185
Deferred expense
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax provision	$132	$172	$185
The Company recognized a tax expense of $132 on pre-tax book loss of $32,103. The Company has determined that its deferred tax assets (“DTA”) require a full valuation allowance. As a result, the only tax expense recognized in the Company’s financials relate to state taxes at the Authentic Brands level.

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$(6,741)	21.0%	$(1,570)	21.0%	$(11,872)	21.0%
State and local income tax net of federal benefit[1]	132	(0.4)%	172	(2.3)%	185	(0.3)%
Changes in valuation allowance	4,292	(13.4)%	9,331	(124.8)%	9,186	(16.2)%
Non-taxable or non-deductible items
Investment in partnership	(3,603)	11.2%	(8,896)	119.0%	(5,427)	9.6%
Other non-taxable adjustments	(248)	0.8%	(11)	0.1%	(3,679)	6.5%
Other
Non-controlling interests	6,300	(19.6)%	1,146	(15.3)%	11,792	(20.9)%
Other adjustments	—	—%	—	—%	—	—%
Income tax expense	$132	(0.4)%	$172	(2.3)%	$185	(0.3)%
[1] State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Investment in partnership	$86,128	$88,506	$83,483
Net operating losses	20,223	14,330	11,209
Disallowed interest expense	1,609	1,048	438
Other	441	—	—
Total deferred tax assets before valuation allowance	108,401	103,884	95,130
Less: valuation allowance	(108,401)	(103,884)	(95,130)
Deferred tax assets - net of valuation allowance	—	—	—

Deferred tax liabilities	—	—	—
Total deferred tax liabilities	—	—	—
Deferred tax (liabilities) assets, net	$—	$—	$—
As of December 31, 2025, the Company had federal net operating loss carry forwards of $91,864. Federal losses can be carried forward indefinitely. The Company also has losses in various states that will begin to expire in 2044.
We recognize DTAs to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the DTA will not be realized. During the year ended December 31, 2025, management performed an assessment of the recoverability of DTAs. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that its DTAs would not be realized and has recorded a full valuation allowance of $108,401 against its deferred tax assets.

During fiscal years 2025, 2024, and 2023 the Company paid cash taxes of $132, $425, and $562, respectively, to the state of Texas (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State	132	425	562
Total cash paid for income taxes	$132	$425	$562
Tax Receivable Agreement
As part of the Business Combination, the Company entered into Tax Receivable Agreements (the “TRA”) with certain shareholders that require the Company to pay to such shareholders approximately 85% of the tax savings the Company realizes as a result of (i) increases in tax basis in Authentic Brands’ assets resulting from the redemption of existing preferred units of Authentic Brands, (ii) increase in tax basis resulting from the redemption of Common Units for consideration paid pursuant to the Business Combination Agreement, (iii) increases in tax basis resulting from future exchanges of Common Units for shares of the Company's stock or cash pursuant to the Amended and Restated LLC Agreement, (iv) pre-existing tax attributes of the Blocker Corp as well as certain (v) other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the TRA; however, we estimate that such payments may be substantial. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by such LLC Unitholders, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
The Company has determined that it will record the TRA liability when it is probable and estimable. Given the uncertainty regarding the potential payments such that the timing is not fixed or determinable, any TRA liability will be recorded on an undiscounted basis consistent with general practice. The Company's TRA payments generally relate directly to DTAs that have been recorded in its financial statements subject to a full valuation allowance. These payments will relate to IRC §743(b) adjustments from the business combination, future exchanges, and Blocker Corp basis. In addition, the Company will be required to make TRA payments for tax savings related to other tax attributes discussed above. In no circumstance, will the Company be required to make a TRA payment without a realized tax savings.
The Company has reviewed its DTAs and has determined that it is not more likely than not that it will be able to utilize them. Accordingly, it has established a full valuation allowance against its DTAs. In addition, Authentic Brands has four quarters of cumulative pre-tax losses adjusted for permanent items prior to consideration of any tax attributes covered by the TRA. The Company's only source of taxable income is Authentic Brands. As a result of the full valuation allowance against its DTAs, and Authentic Brands’ historic losses, the Company did not record a TRA liability for the year ended December 31, 2025.
Uncertain Tax Positions
An entity shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent. The Company began filing tax returns for the year ended December 31, 2020 and subject to examination by taxing authorities for U.S. federal and state income tax purposes. The Company did not engage in any operations prior to the Business Combination. Authentic Brands LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Authentic Brands LLC has filed income tax returns for years through December 31, 2022. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. The Company has reviewed the tax profile to assess and determine whether any new or existing uncertainties exist. Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2025.
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
14.    Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(32,235)	$(7,649)	$(56,716)
Less: Net loss attributable to non-controlling interests	(20,321)	(4,697)	(39,971)
Net loss attributable to Class A Common Stock - basic and diluted	$(11,914)	$(2,952)	$(16,745)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	95,207,206	71,107,562	60,932,225

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.13)	$(0.04)	$(0.27)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common shareholders because including them would have had an antidilutive effect:

	December 31,
	2025	2024	2023
Stock Options	8,684,387	5,424,411	3,413,340
Common Units	133,694,869	134,536,464	146,484,989
RSUs	4,629,764	2,232,952	1,684,955
PSUs	8,462,412	8,462,412	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,221,857	1,237,892
ESPP	71,816	69,661	77,841
Total units excluded from computation of diluted net loss per share	156,765,105	151,947,757	161,361,429

15.    Commitments and Contingencies
Purchase Agreements
The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $57,275, $42,370, and $84,007 for the years ended December 31, 2025, 2024 and 2023, respectively.
The amounts in the table below represents the Company's future minimum purchase commitments as of December 31, 2025 (dollars in thousands):

Year ending December 31,
2026	$30,018
2027	32,427
2028	15,141
2029	14,934
2030	—
Total	$92,520
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
The Company has accrued $319 and $320 annually related to potential sales and other tax exposure as of December 31, 2025 and 2024, respectively, which is included in “Accrued liabilities” on the consolidated balance sheets.
Legal Disputes
On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleged breach of contract and sought a declaratory judgment. The complaint alleged that Clark suffered damages arising from the Company’s refusal to allow Clark to exercise warrants. On December 24, 2025 the Company and Clark agreed to settle all claims relating to the lawsuit, a portion of which was paid in December 2025, and a portion of which will be paid by the end of the second quarter of 2026.

On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly-owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, the Company filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied the Company’s motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The parties are currently engaged in discovery. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself in these proceedings. The Company has recorded accrued liabilities of $2,700 related to this matter, which does not include interest or penalties.
16.    Operational Improvement Plan
Beginning in the second quarter of fiscal year 2025, management implemented an Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions, and the actions for this plan are expected to be completed by the end of fiscal year 2025. In the third quarter of 2025, the Operational Improvement Plan was modified as a result of the relocation of our corporate headquarters and the relocation of our inventory as a result of a change in third-party logistics providers.
Headcount was reduced by approximately 67 employees across the Company as part of the Operational Improvement Plan which includes incremental headcount reduction of 15 employees and 4 employees in the third and fourth quarter, respectively, resulting from the modification of the Operational Improvement Plan in the third quarter of 2025. No liabilities were excluded due to the inability to estimate fair value. For the year ended December 31, 2025, the Company recorded $2,954 of severance expenses as part of the Operational Improvement Plan. As of December 31, 2025, the Company had accrued severance costs of $751, which are expected to be paid by the end of the first quarter of fiscal year 2026. Severance costs are included in "Salaries, wages, and benefits" in our consolidated statements of operations.

The Company also incurred $2,645 of transition costs for the year ended December 31, 2025 as a result of the relocation of our corporate headquarters and the relocation of our inventory during the third and fourth quarters of 2025, consisting of $2,128 of cash expenses and $517 of noncash expenses. In our consolidated statements of operations, $1,834 and $294 of cash costs are reported as “Cost of goods sold” and "General and administrative expenses", respectively, in our consolidated statements of operations. All of the noncash expenses are reported as “Cost of goods sold” in our consolidated statements of operations.
As of December 31, 2025, accrued restructuring costs related to the 2025 Operational Improvement Plan, consisted of the following (dollars in thousands):

	Reduction in Workforce	Transition Costs	Total Restructuring Costs
Balance as of January 1, 2025	$—	$—	$—
Costs incurred	2,954	2,645	5,599
Costs paid or settled	(2,203)	(2,156)	(4,359)
Balance as of December 31, 2025	$751	$489	$1,240

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
Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2025 based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2026 Annual Meeting of Stockholders, or as an amendment to this Form l0-K, not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2026 Annual Meeting of Stockholders, or as an amendment to this Form l0-K, not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2026 Annual Meeting of Stockholders, or as an amendment to this Form l0-K, not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2026 Annual Meeting of Stockholders, or as an amendment to this Form l0-K, not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item of Form 10-K will be incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K, to the proxy statement for our 2026 Annual Meeting of Stockholders, or as an amendment to this Form l0-K, not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

3.5	Amendment to By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 3, 2025 with the SEC).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K/A filed on March 17, 2023 with the SEC).

4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Company Form 10-K filed on March 16, 2022 with the SEC).

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

10.8
Fourth Amendment to Credit Agreement, dated as of June 9, 2025, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and PNC Bank, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 4, 2025 with the SEC).

10.9
Financing Agreement, dated as of December 27, 2024, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and Blue Torch Finance LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2024 with the SEC).

10.1
First Amendment to Financing Agreement, dated as of June 9, 2025, by and among Authentic Brands LLC, certain subsidiaries of Authentic Brands LLC party thereto, the lenders party thereto from time to time and Blue Torch Finance LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 4, 2025 with the SEC).

10.11#	BRC Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.12#	Form of Stock Option Award Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.13#	BRC Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).

10.14#	Form of Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 the Company’s Form S-8 filed on April 19, 2022 with the SEC).

10.15#
Employment Agreement, dated as of December 29, 2022 between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.16#
First Amendment to Employment Agreement, dated as of November 6, 2023, between Evan Hafer and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.17#	Letter Agreement, dated as of December 22, 2023, between Evan Hafer and BRC Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.18#
Founder Stock Award Agreement, dated as of December 29, 2022, by and between BRC Inc. and Evan Hafer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.19#
Letter Agreement, dated as of December 22, 2023, between Christopher Mondzelewski and BRC Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 6, 2024 with the SEC).

10.20#
Offer Letter for Employment between Black Rifle Coffee Company and Stephen Kadenacy, dated September 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2023 with the SEC).

10.21#
Restricted Units Agreement, dated as of September 13, 2021, by and between Authentic Brands LLC and Andrew McCormick (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 16, 2022 with the SEC).

10.22#	Form of Severance and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2022 with the SEC).

10.23#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2022 with the SEC).
10.24#
Letter Agreement, dated as of April 9, 2022, between Chris Clark and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2025 with the SEC).

10.25#
Letter Agreement, dated as of August 8, 2023, between Chris Clark and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2025 with the SEC).

10.26#
Letter Agreement, dated as of September 1, 2021, between Andrew McCormick and Black Rifle Coffee Company LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 5, 2025 with the SEC).

10.27†
Settlement and Release Agreement, dated as of June 20, 2025, between BRC Inc. and Alta Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2025 with the SEC).

10.28#
Offer Letter for Employment between Black Rifle Coffee Company and Matthew Amigh, dated June 18, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 4, 2025 with the SEC).

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

BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
March 2, 2026		Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Mondzelewski, and Matthew Amigh, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2026.

Signature	Title

/s/ Christopher Mondzelewski	Chief Executive Officer, Director
Christopher Mondzelewski	(Principal Executive Officer)

/s/ Matthew Amigh	Chief Financial Officer
Matthew Amigh	(Principal Financial Officer)

/s/ Robert Lee	Vice President of Finance and Chief Accounting Officer
Robert Lee	(Principal Accounting Officer)

/s/ Evan Hafer	Director and Executive Chairman
Evan Hafer

/s/ Lawrence Molloy	Director
Lawrence Molloy

/s/ Katy Dickson	Director
Katy Dickson

/s/ Clayton Hutmacher	Director
Clayton Hutmacher

/s/ Steven Taslitz	Director
Steven Taslitz

/s/ Glenn Welling	Director
Glenn Welling

/s/ Stephen Kadenacy	Director
Stephen Kadenacy

/s/ Sean Moriarty	Director
Sean Moriarty

/s/ Melvin Landis	Director
Melvin Landis