Form 10-Q
period 2026-03-31
BRC Inc.
filed 2026-05-04
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2026, the registrant had (i) 117,004,009 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 132,498,284 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Variable performance of the Direct-to-Consumer (“DTC”) revenue channel;
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
•Difficulties in successfully expanding into new markets;
•Failure to comply with federal, state, and local laws and regulations, or inability to prevail in civil litigation matters;
•Risks related to potential unionization of employees;
•Failure to execute our operational improvement plan ("Operational Improvement Plan") to reduce costs and improve efficiency of certain company-wide functions;
•Failure to protect against cybersecurity threats, software vulnerabilities, or hardware security risks; and
•Other risks and uncertainties indicated in Part II. Item 1A. Risk Factors of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “2025 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in our 2025 Form 10-K and described under "Item 1A. Risk Factors" in Part II of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,971	$4,330
Accounts receivable, net	36,277	35,057
Inventories, net	50,807	49,703
Prepaid expenses and other current assets	14,663	11,235
Total current assets	111,718	100,325
Property, plant and equipment, net	41,298	42,855
Operating lease, right-of-use asset	20,691	21,205
Non-current prepaid marketing expenses	42,922	44,432
Identifiable intangibles, net	285	300
Other	126	126
Total assets	$217,040	$209,243
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,762	$34,721
Accrued liabilities	33,567	32,455
Deferred revenue and gift card liability	3,285	4,033
Current maturities of long-term debt	2,000	2,400
Current operating lease liability	2,504	2,481
Current maturities of finance lease obligations	4	4
Total current liabilities	82,122	76,094
Non-current liabilities:
Long-term debt, net	32,586	32,313
Finance lease obligations, net of current maturities	14	15
Operating lease liability	24,192	24,822
Other non-current liabilities	7,420	7,982
Total non-current liabilities	64,212	65,132
Total liabilities	146,334	141,226
Commitments and Contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 116,480,011 and 114,860,676 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	11
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 132,645,046 and 133,694,869 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	182,138	180,973
Accumulated deficit	(135,359)	(135,344)
Total BRC Inc.'s stockholders' equity	46,804	45,653
Non-controlling interests	23,902	22,364
Total stockholders' equity	70,706	68,017
Total liabilities and stockholders' equity	$217,040	$209,243
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$109,227	$89,974
Cost of goods sold	73,139	57,502
Gross profit	36,088	32,472
Operating expenses
Marketing and advertising	10,180	11,322
Salaries, wages and benefits	14,109	13,563
General and administrative	10,098	11,786
Other operating expense, net	382	1,233
Total operating expenses	34,769	37,904
Operating income (loss)	1,319	(5,432)
Non-operating expenses
Interest expense, net	(1,240)	(2,370)
Total non-operating expenses	(1,240)	(2,370)
Income (loss) before income taxes	79	(7,802)
Income tax expense	33	44
Net income (loss)	46	(7,846)
Less: Net income (loss) attributable to non-controlling interest	61	(4,958)
Net loss attributable to BRC Inc.	$(15)	$(2,888)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$0.00	$(0.04)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	115,397,311	78,411,354

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2026	114,860,676	133,694,869	—	$11	$13	$—	$180,973	$(135,344)	$22,364	$68,017
Equity-based compensation	—	—	—	—	—	—	1,020	—	1,714	2,734
Common Unit redemption	1,049,823	(1,049,823)	—	—	—	—	237	—	(237)	—
Employee stock purchase plan	82,787	—	—	—	—	—	59	—	—	59
Vesting of stock awards, net of shares withheld for taxes	486,725	—	—	1	—	—	(151)	—	—	(150)
Net income (loss)	—	—	—	—	—	—	—	(15)	61	46
Balance at March 31, 2026	116,480,011	132,645,046	—	$12	$13	$—	$182,138	$(135,359)	$23,902	$70,706

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	100,626	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	222,149	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance at March 31, 2025	78,609,684	134,536,464	—	$8	$13	$—	$137,470	$(126,318)	$33,012	$44,185

See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$46	$(7,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,162	2,576
Equity-based compensation	2,734	2,591
Amortization of debt issuance costs	273	266
Loss on disposal of assets	23	839
Paid-in-kind interest	—	1,234
Other	31	350
Changes in operating assets and liabilities:
Accounts receivable, net	(1,250)	6,586
Inventories, net	(1,064)	(7,851)
Prepaid expenses and other assets	(1,445)	(25)
Accounts payable	6,059	(4,401)
Accrued liabilities	1,112	2,511
Deferred revenue and gift card liability	(748)	(104)
Operating lease liability	(607)	(721)
Other liabilities	(562)	(146)
Net cash provided by (used in) operating activities	6,764	(4,141)
Investing activities
Purchases of property, plant and equipment	(630)	(1,173)
Net cash used in investing activities	(630)	(1,173)
Financing activities
Proceeds from ABL Facility	15,000	98,904
Debt issuance costs paid	—	(147)
Repayment of long-term debt	(15,000)	(96,162)
Financing lease obligations	(1)	17
Repayment of promissory note	(400)	(400)
Tax withholdings on vested Restricted Stock Units	(151)	—
Issuance of stock from the Employee Stock Purchase Plan	59	194
Net cash provided by (used in) financing activities	(493)	2,406
Net increase (decrease) in cash, cash equivalents	5,641	(2,908)
Cash and cash equivalents, beginning of period	4,330	6,810
Cash and cash equivalents, end of period	$9,971	$3,902

BRC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2026	2025
Non-cash operating activities
Recognition of revenue for inventory exchanged for prepaid advertising	$(40)	$—

Non-cash investing and financing activities
Property and equipment purchased but not yet paid	$15	$22

Supplemental cash flow information
Cash paid for income taxes	$—	$72
Cash paid for interest	$1,076	$756

See accompanying notes to consolidated financial statements.

BRC Inc.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit/share and per unit/share amounts)
(unaudited)

1.Organization, Nature of Business, and General Information

Unless the context indicates otherwise, references to "the Company," "we," "us," and "our" refer to BRC Inc. and its consolidated subsidiaries.

The Company is a Delaware public benefit corporation that purchases, roasts, and sells high quality coffee, coffee accessories, energy drinks, and branded apparel through its online channels and business networks. The Company also develops and promotes online content for the purpose of growing its brands, which include Black Rifle Coffee Company ("BRCC").

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. The consolidated financial statements reflect the financial position and operating results of the Company. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods presented. Intercompany transactions and balances have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Consolidation

The Company consolidates its wholly-owned subsidiaries, as well as Authentic Brands, LLC ("Authentic Brands"), a subsidiary of which the Company owns 37.3% and 36.8% as of March 31, 2026 and December 31, 2025, respectively. The remaining ownership interests of Authentic Brands, held by holders other than the Company, are reflected as non-controlling interests in the Company's consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment Information

The Company reports operations as one reportable segment and manages the business as a single-brand consumer products business. This is supported by the operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite, rather than individual product categories or sales channels. The Company's chief operating decision maker ("CODM") has been identified as the Chief Executive Officer, who reviews discrete financial information on a consolidated basis and does not regularly review financial information for individual sales channels, product categories, or geographic regions that would allow decisions to be made about allocation of resources or performance. The information reviewed by the CODM is consistent with the presentation on the consolidated statements of operations.

Fair Value Measurements

The Company’s financial instruments consist primarily of accounts receivable, accounts payable and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Secured Overnight Financing Rate (“SOFR”), or the PNC Base Rate (see further explanation of the Base Rate in Note 2, Long-Term Debt), plus an applicable floating margin. In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

The Company uses any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.

The Company follows the provisions of Accounting Standards Update ("ASU") No. 2022-03- Fair Value Measurements ("Topic 820") for non-financial assets and liabilities measured on a non-recurring basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2026, the Company had no Level 3 financial assets or liabilities.

Comprehensive Income (Loss)

The Company has no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

2.Long-Term Debt

The Company’s credit facilities and related balances were as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)

Term Loan Facility	$35,930	$36,680
ABL Facility	2,750	2,000
Notes payable	—	400
Total principal	38,680	39,080
Less: debt issuance costs and original issue discount	(4,094)	(4,367)
Total debt, net	34,586	34,713
Less: current maturities of long-term debt	2,000	2,400
Long-term debt, net	$32,586	$32,313

Future contractual maturities of credit facilities (not including debt issuance costs) as of March 31, 2026 are as follows (dollars in thousands, unaudited):

Remainder of 2026	$1,500
2027	2,000
2028	2,000
2029	33,180
2030	—
Total	$38,680

ABL Facility and Term Loan Facility

On August 10, 2023, Authentic Brands and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a Credit Agreement (as amended in accordance with its terms, the “ABL Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent (“PNC”), and the lenders from time to time party thereto, pursuant to which the lenders thereunder agreed to provide the ABL Borrowers with a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500, all of which was available at March 31, 2026) (the “ABL Facility”).

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

Each Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of their type and size. Each Credit Agreement requires the Term Loan Borrowers and the ABL Borrowers to maintain (i) a maximum total net leverage ratio (4.00 to 1.00 for the fiscal quarter ended March 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2025; 3.50 to 1.00 for the fiscal quarter ended December 31, 2025 and at the end of each fiscal quarter thereafter through and including fiscal quarter ended September 30, 2026; and 3.00 to 1.00 for the fiscal quarter ended December 31, 2026 and the end of each fiscal quarter thereafter); (ii) a fixed charge coverage ratio greater than or equal to 1.10 to 1.00; and (iii) minimum liquidity of at least $7,500. The Credit Agreements also limit the ABL Borrowers and the Term Loan Borrowers' ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes.

Under the terms of the ABL Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible inventory, unrestricted cash and cash equivalents, eligible credit card receivables, eligible accounts receivable and eligible inventory, offset by certain reserves. The available borrowings under the ABL Credit Facility at March 31, 2026 was $52,484.

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

Note Payable

In January 2022, the Company entered into a note payable agreement for $1,599 at an interest rate of 1.30% per annum to repurchase Incentive Units from a former employee. The final payment of $400 was made towards this note payable agreement in the first quarter of 2026.

3.Supplemental Balance Sheet Information

Accounts Receivable, Net

Allowances

The allowance for sales returns and charge backs was $575 and $756 as of March 31, 2026 and December 31, 2025, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.

The allowance for credit losses was $67 and $350 as of March 31, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

The Company’s assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which its accounts are maintained and has not experienced any losses in such accounts. The accounts receivable of the Company are spread over a number of customers, of which six customers accounted for 63% of total outstanding receivables as of March 31, 2026, and four customers accounted for 52% of total outstanding receivables as of December 31, 2025. The Company performs ongoing credit evaluations as to the financial condition of its customers and creditors with respect to trade accounts.

Inventories, Net

Inventories, net, consists of the following (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)

Coffee and Energy:
Unroasted	$3,261	$3,519
Finished Goods	23,501	20,144
Ready-to-Drink (raw materials)	1,572	3,935
Ready-to-Drink (finished goods)	19,255	17,943
Apparel and other merchandise	3,218	4,162
Total inventories, net	$50,807	$49,703

The reserve for excess and obsolete inventory was $5,524 and $2,899 as of March 31, 2026 and December 31, 2025, respectively.

Other Assets

As of March 31, 2026 and December 31, 2025, the Company reported $48,802 and $50,312 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for finished goods and apparel inventory. The Company measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which the Company expects to use these advertising credits, $5,880 of these credits were current as of both March 31, 2026 and December 31, 2025, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $42,922 and $44,432 were non-current as of March 31, 2026 and December 31, 2025, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.

Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the finished goods inventory. The revenue recognized for both the three months ended March 31, 2026 and 2025 on the consolidated statements of operations related to shipments of inventory was insignificant. $1,470 and $916 of prepaid advertising credits were utilized for the three months ended March 31, 2026 and 2025, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)

Building and leasehold improvements	$24,216	$24,216
Machinery and equipment	19,821	19,694
Computer equipment and software	20,008	19,927
Furniture and fixtures	2,887	2,887
Land	110	110
Vehicles	809	809
Construction in progress	8,965	8,584
Property, plant, and equipment, gross	76,816	76,227
Less: accumulated depreciation and amortization	(35,518)	(33,372)
Total property, plant and equipment, net	$41,298	$42,855

The total depreciation expense for internal use software was $986 and $1,334 for the three months ended March 31, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities consists of the following (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Accrued compensation and benefits	$7,959	$5,919
Accrued trade	4,005	2,587
Accrued inventory purchases	3,286	843
Accrued freight	2,161	4,333
Accrued software contracts	2,081	4,024
Accrued professional fees	2,809	2,761
Deferred purchase incentive	2,506	2,506
Accrued marketing	1,898	2,330
Accrued donations	1,659	1,709
Accrued sales and other taxes	1,119	1,137
Other accrued expenses	4,084	4,306
Total accrued liabilities	$33,567	$32,455
Deferred purchase incentive
This purchase incentive was received in conjunction with a co-manufacturing agreement and will be recognized as a reduction of cost of sales based on units sold through 2029. $2,506 of the deferred purchase incentive is classified as current at March 31, 2026 based upon the amount expected to be recognized in the next twelve months, while $7,073 is classified as long-term and is recorded in “Other non-current liabilities” on our consolidated balance sheets at March 31, 2026.

Deferred Revenue and Gift Card Liability

The following table provides information about deferred revenue, gift cards, and the BRCC Loyalty Points rewards program (the "Loyalty Program"), including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$4,033	$3,918
Sales of gift cards	128	325
Redemption of gift cards	(153)	(395)
Increase from deferral of revenue	1,870	1,760
Decrease from revenue recognition	(2,521)	(1,784)
Loyalty Program points earned	279	317
Loyalty Program points redeemed/expired	(351)	(327)
Balance at end of period	$3,285	$3,814

4.Revenue, Net

The Company disaggregates revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The DTC channel principally comprises revenue from our e-commerce websites and subscription services directly to the consumer. The Outpost channel includes revenue from Company-operated stores, gift cards, franchise stores and licensing.

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Wholesale	$74,702	$56,791
DTC	29,720	27,720
Outpost	4,805	5,463
Total net sales	$109,227	$89,974

Substantially all revenue is derived from customers located in the United States. One wholesale customer and its affiliate represented 33% of revenue for both the three months ended March 31, 2026 and 2025.

5.Equity-Based Compensation

Incentive Units

The following table summarizes the changes in the number of Incentive Units for the three months ended March 31, 2026 and 2025:

	Incentive Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2026	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2026	8,472	$213.79
Vested at March 31, 2026	8,472	$213.79

Granted and outstanding at January 1, 2025	8,472	$213.79
Granted	—	—
Forfeited	—	—
Granted and outstanding at March 31, 2025	8,472	$213.79
Vested at March 31, 2025	7,745	$213.64

As of March 31, 2026, the equity compensation expense related to nonvested Incentive Units was fully recognized. For the three months ended March 31, 2025, the unrecognized equity compensation expense related to nonvested Incentive Units to be recognized was $83, over a weighted average period of approximately one year.

Stock Options

The following table summarizes information about stock options activities for the three months ended March 31, 2026 and 2025:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2026	8,684,387	$2.82
Forfeited	(132,450)	3.25
Outstanding at March 31, 2026	8,551,937	$2.81
Vested and exercisable at March 31, 2026	1,380,986	$2.75

Outstanding at January 1, 2025	5,424,411	$4.41
Granted	3,752,998	2.16
Forfeited	(311,245)	3.87
Outstanding at March 31, 2025	8,866,164	$3.47
Vested and exercisable at March 31, 2025	752,646	$4.15

The total unrecognized equity compensation expense related to stock options to be recognized was $5,107 and $10,667, respectively, over a weighted average period of approximately one year and two years, for the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock Units

The following table summarizes information about the restricted stock units ("RSU"s) under the 2022 Omnibus Incentive Plan (the "Omnibus Plan)" for the three months ended March 31, 2026 and 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted and outstanding at January 1, 2026	4,629,764	$2.23
Granted	4,213,039	0.78
Forfeited	(341,289)	1.70
Vested	(691,386)	2.64
Nonvested at March 31, 2026	7,810,128	$1.43

Granted and outstanding at January 1, 2025	2,232,952	$4.51
Granted	1,918,394	2.15
Forfeited	(131,652)	4.01
Vested	(319,081)	4.05
Nonvested at March 31, 2025	3,700,613	$3.35

The total unrecognized equity compensation expense related to RSUs to be recognized was $5,772 and $9,372, respectively, over a weighted average period of approximately two years, for both the three months ended March 31, 2026 and 2025.

Performance-Based Restricted Stock Units

In addition to the performance-based restricted stock units ("PSU"s) granted to a key employee in 2022, in the first quarter of 2026, the Company granted PSUs to employees under the Omnibus Plan. These grants vest three years from the grant date, to the extent that the performance metric is achieved during the predetermined performance period. The performance metric utilized for these grants is based on the Company's total shareholder return, as defined in the respective grant agreement. The payout percentage for these PSUs granted ranges from 0% to 200%, and each PSU is equal to one share of the Company's Class A Common Stock.

The grant date estimated fair value of the PSUs is based upon a Monte Carlo Simulation as of the grant date, utilizing the following assumptions at the grant date:

Expected dividend	$—
Expected volatility	73.77%
Risk-free interest rate	3.49%
Award term	3 years
Valuation date share price	$0.78

The following table summarizes information about all PSUs under the Omnibus Plan for the three months ended March 31, 2026:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	—	$—
Granted	2,061,856	1.22
Forfeited	(113,402)	1.22
Outstanding at March 31, 2026	1,948,454	$1.22

Additionally, there were 8,462,412 PSUs outstanding related to the key employee grant as of both March 31, 2026 and 2025, with a weighted average grant date fair value of $0.46. The total unrecognized equity-based compensation expense related to all PSUs to be recognized was $3,090 and $777, respectively, over a weighted average period of approximately two years, for both the three months ended March 31, 2026 and 2025.

Employee Stock Purchase Plan

On March 8, 2026, the Company issued 82,787 shares for a total of $55 during the six-month offering period from September 9, 2025 through March 8, 2026.

6.Defined Contribution Plan

The Company maintains a voluntary qualified defined contribution plan covering eligible employees as defined by the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company’s matching contributions to the plan were $208 and $211 for the three months ended March 31, 2026 and 2025, respectively.

7.Income Taxes

BRC Inc. is the managing member of Authentic Brands and, as a result, consolidates the financial results of Authentic Brands. Authentic Brands and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, Free Range American Media Company, which is taxed as a corporation. The Company files income tax returns in the U.S. federal and various state jurisdictions. Any taxable income or loss generated by Authentic Brands is passed through to and included in the taxable income or loss of its members, including BRC Inc., generally on a pro rata basis or otherwise under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of Authentic Brands. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Authentic Brands, as well as any stand-alone income or loss generated by BRC Inc.

The Company’s U.S. federal and state income tax returns for the tax years 2021 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service completed its examination of Authentic Brands' 2021 U.S. federal partnership return during the current year and the audit resulted in no changes in the reported amounts. Accordingly, no adjustments were required to the Company's previously recorded tax positions, and there were no material impacts to the Company's consolidated financial statements. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

The Company's effective tax rate for the period ended March 31, 2026 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest. There have been no material changes to the Company's income tax positions since December 31, 2025.

Based primarily on the Company's limited operating history and Authentic Brands' historical losses, the Company believes there is a significant uncertainty as to when the Company will be able to use its deferred tax assets ("DTA"s). Therefore, the Company has recorded a valuation allowance against the DTAs for which the Company has concluded it is more likely than not that they will not be realized.

8.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$46	$(7,846)
Less: Net income (loss) attributable to non-controlling interest	61	(4,958)
Net loss attributable to Class A Common Stock - basic and diluted	$(15)	$(2,888)

Denominator:
Weighted-average shares of Class A Common Stock outstanding	115,397,311	78,411,354

Net income (loss) per share attributable to Class A common stockholders, basic and diluted	$0.00	$(0.04)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A Common Shareholders because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock Options	8,551,937	8,866,164
Common Units	132,645,046	134,536,464
RSUs	7,810,128	3,700,613
PSUs	10,410,866	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,221,857
Employee Stock Purchase Plan	121,649	114,868
Total units excluded from computation of diluted net loss per share	160,761,483	156,902,378

9.Commitments and Contingencies

Purchase Agreements

The Company has entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision. The aggregate value of purchases from these third-party suppliers totaled $10,823 and $15,164 for the three months ended March 31, 2026 and 2025, respectively.

The amounts in the table below represents the Company's future minimum purchase commitments as of March 31, 2026 (dollars in thousands, unaudited):

Remainder of 2026	$26,542
2027	32,427
2028	15,141
2029	14,934
2030	—
Total	$89,044

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

The Company could be subject to additional sales tax or other tax liabilities. The Company follows the guidelines of Accounting Standards Codification ("ASC") 450, Accounting for Contingencies, and the consolidated financial statements reflect the current impact of such legislation through the Company’s best estimates. However, any of these events could have a material effect on the Company’s business and operating results depending on the previous periods of applied enforcement by certain jurisdictions.

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

10.Operational Improvement Plan

Beginning in the second quarter of fiscal year 2025, management implemented an Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions. In the third quarter of 2025, the Operational Improvement Plan was modified as a result of the relocation of our corporate headquarters, as well as the relocation of our inventory resulting from a change in third party logistics providers. The actions for this plan were substantially complete by the end of the first quarter of 2026.

Headcount was reduced by approximately 68 employees across the Company as part of the Operational Improvement Plan. No liabilities were excluded due to the inability to estimate fair value. Accrued severance costs are expected to be paid by the end of the fourth quarter of fiscal year 2026 and are included in "Salaries, wages, and benefits" in our consolidated statement of operations.

Transition costs incurred relate to the relocation of our corporate headquarters, as well as the relocation of our inventory during the third and fourth quarters of 2025, and are reported as "Cost of goods sold" and "General and administrative", respectively, in our consolidated statements of operations.

As of March 31, 2026, accrued restructuring costs related to the 2025 Operational Improvement Plan, consist of the following (dollars in thousands, unaudited):

	Reduction in Workforce	Transition Costs	Total Restructuring Costs
Balance as of January 1, 2026	$751	$489	$1,240
Costs incurred	148	883	1,031
Costs paid or settled	(380)	(1,114)	(1,494)
Balance as of March 31, 2026	$519	$258	$777

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.

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

Trends

Certain trends affecting our business within the respective sales channels are as follows:

•Wholesale channel revenue continues to increase as we add new customers and expand our shelf presence in the Food, Drug, and Mass ("FDM") market. We expect continued revenue growth in this channel as we invest to increase brand awareness, efficient promotional activity at-shelf, new product launches, and expanded distribution in the FDM market.

•DTC channel revenue has grown as we continue to optimize customer acquisition, enhance retention, and provide our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings on our website. Additionally, we are increasing our investment in major third-party ecommerce marketplaces in response to changing consumer purchasing behavior.

•Outpost channel revenue is stabilizing as we focus on improving transaction volumes and average order values through customer retention programs and tailored product offerings. In 2026, we expect consistent performance in this channel as we reallocate investments to other channels while seeking to improve profitability through operational and strategic changes, which may include the closure of underperforming Outposts.

Recent Developments

Operational Improvement Plan

During the second quarter of 2025, management implemented the Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. This plan was extended in the third quarter of 2025 as a result of the relocation of our corporate headquarters and a change in our third-party logistics provider. The cost of this plan was approximately $6.6 million consisting of severance and transition costs, substantially all of which have been incurred as of March 31, 2026. We estimate that the costs savings as a result of this plan will exceed $11.4 million on an annualized run rate basis. As of March 31, 2026, we have realized approximately $8.4 million of these savings.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Maintaining and growing brand awareness and loyalty is critical to our success. We believe we have developed an effective marketing strategy that enhances brand awareness and drives consumer engagement, leading to conversion and repeat purchases. Consumer appreciation of our brand, enhanced by our mission to give back to the veteran and first responder communities, is primarily reflected in our sales across our three channels. We intend to continue to refine and develop our brand strategy utilizing reach-based formats such as streaming advertising and other select marketing channels. In addition, we will leverage our social media presence and employ targeted digital advertising to expand the reach of our brand.

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

Our Ability to Drive Repeat Purchases of Our Products

We gain substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate may be affected by the repeat purchase behavior among our existing and newly acquired customers.

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

Our Ability to Manage Our Supply Chain

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua, and since 2020, we have also sourced green coffee beans from more than ten additional countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is a critical component of our manufacturing and supply chain operations. All of our bagged coffee is roasted in the United States. Our licensed, Coffee Quality Institute-certified grader and former Green Beret, oversees cupping, grading, scoring, and sourcing of our coffees. We also must effectively manage our co-manufacturers and suppliers.

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

Operating expenses

Operating expenses consist of marketing and advertising expenses related to brand marketing campaigns through various online platforms, including email, digital, website, social media, search engine optimization, as well as performance marketing efforts including retargeting, paid search and product advertisements, as well as social media advertisements and sponsorships. Operating expenses also consist of salaries, wages, and benefits and payroll related expenses for labor not directly related to producing our products. Payroll expenses include both fixed and variable compensation. Variable compensation includes bonuses and equity-based compensation. General and administrative costs include other professional fees and services, and general corporate infrastructure expenses, including utilities and depreciation and amortization.

Interest expense

Interest expense consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs.

Results of Operations

This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for three months ended March 31, 2026 and 2025. The following table represents the selected results of operations for BRC Inc. for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Revenue, net	$109,227	$89,974
Cost of goods sold	73,139	57,502
Gross profit	36,088	32,472
Operating expenses
Marketing and advertising	10,180	11,322
Salaries, wages and benefits	14,109	13,563
General and administrative	10,098	11,786
Other operating expense, net	382	1,233
Total operating expenses	34,769	37,904
Operating income (loss)	1,319	(5,432)
Non-operating expenses
Interest expense, net	(1,240)	(2,370)
Total non-operating expenses	(1,240)	(2,370)
Income (loss) before income taxes	79	(7,802)
Income tax expense	33	44
Net income (loss)	$46	$(7,846)

Components of Our Operating Income (Loss)

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table summarizes our revenue, gross profit, gross margin, and total operating expenses (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue, net	$109,227	$89,974	$19,253	21%
Cost of goods sold	73,139	57,502	15,637	27%
Gross profit	$36,088	$32,472	$3,616	11%
Gross margin(1)	33%	36%
Total operating expenses	$34,769	$37,904	$(3,135)	(8)%
(1) Gross margin is calculated as gross profit as percentage of revenue, net.

Revenue, net

Net revenue for the three months ended March 31, 2026 increased $19.3 million, or 21%, to $109.2 million as compared to $90.0 million for the corresponding period in 2025.

The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Wholesale	$74,702	$56,791	$17,911	32%
DTC	29,720	27,720	2,000	7%
Outpost	4,805	5,463	(658)	(12)%
Total net sales	$109,227	$89,974	$19,253	21%

Net revenue for our Wholesale channel for the three months ended March 31, 2026, increased $17.9 million, or 32%, to $74.7 million as compared to $56.8 million for the corresponding period in 2025. The increase was primarily driven by expanded packaged coffee distribution and SKU expansion at FDM retailers, as well as contributions from Black Rifle Energy.

Net revenue for our DTC channel for the three months ended March 31, 2026 increased $2.0 million, or 7%, to $29.7 million as compared to $27.7 million for the corresponding period in 2025. The increase was primarily driven by growth at third-party digital marketplaces, which was partially offset by declines in subscription and non-subscription revenue. The decrease in subscription and non-subscription revenue was driven in part by a shift in customer purchasing behavior toward third-party digital marketplaces, reflecting channel mix changes rather than underlying demand softness.

Net revenue for our Outpost channel for the three months ended March 31, 2026, decreased $0.7 million, or 12%, to $4.8 million as compared to $5.5 million for the corresponding period in 2025. The decrease was primarily driven by softness in volume and average order values.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2026 increased $15.6 million, or 27%, to $73.1 million as compared to $57.5 million for the corresponding period in 2025. Gross margin decreased to 33% for the three months ended March 31, 2026 as compared to 36% for the corresponding period in 2025. The decrease in gross margin was primarily attributable to higher costs, driven by inflation. Gross margin was further impacted by an increase in the reserve for excess and obsolete inventory. These decreases were partially offset by pricing actions and productivity gains.

Operating expenses

Total operating expenses for the three months ended March 31, 2026 decreased $3.1 million, or 8%, to $34.8 million as compared to $37.9 million for the corresponding period in 2025.

The following table summarizes operating expenses for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Marketing and advertising	$10,180	$11,322	$(1,142)	(10)%
Salaries, wages and benefits	14,109	13,563	546	4%
General and administrative	10,098	11,786	(1,688)	(14)%
Other operating expense, net	382	1,233	(851)	(69)%
Total operating expenses	$34,769	$37,904	$(3,135)	(8)%

Marketing and advertising expenses for the three months ended March 31, 2026 decreased $1.1 million, or 10%, to $10.2 million as compared to $11.3 million for the corresponding period in 2025. This decrease reflects improved allocation of marketing resources, with reduced spending on media, in-store marketing, and agency costs.

Salaries, wages and benefits expenses for the three months ended March 31, 2026 increased $0.5 million, or 4%, to $14.1 million as compared to $13.6 million for the corresponding period in 2025. This increase was primarily attributable to higher bonus expense in the current period. This increase was partially offset by lower payroll costs driven by a reduction in headcount year over year as a result of our Operational Improvement Plan.

General and administrative expenses for the three months ended March 31, 2026 decreased $1.7 million, or 14%, to $10.1 million as compared to $11.8 million for the corresponding period in 2025. This decrease reflects actions taken to simplify and rationalize the Company's cost structure.

Other operating expense, net for the three months ended March 31, 2026 decreased approximately $0.9 million, or 69%, to $0.4 million as compared to $1.2 million for the corresponding period in 2025. The decrease was primarily related to a lease termination that was recorded in the first quarter of 2025.

Interest expense, net

Interest expense, net for the three months ended March 31, 2026 decreased approximately $1.1 million, or 48%, to $1.2 million as compared to $2.4 million for the corresponding period in 2025. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the first quarter of 2026 compared to the corresponding period in 2025.

Liquidity and Capital Resources

Liquidity Overview

Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. We also use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.

Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of March 31, 2026, our cash and cash equivalents were approximately $10.0 million, our working capital was $29.6 million, and under our credit facilities, we had $52.5 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. As of March 31, 2026, we are in compliance with our covenants under the credit facilities, and there are no defaults or events of default. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.

On July 18, 2025, we closed a public offering and issued 28,000,000 shares of Class A Common Stock and an additional 4,200,000 shares of Class A Common Stock as a result of the full exercise of the underwriter's option, for total net proceeds of $37.3 million.

See Note 2, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$6,764	$(4,141)	$10,905	(263)%
Investing activities	$(630)	$(1,173)	$(543)	(46)%
Financing activities	$(493)	$2,406	$(2,899)	120%

Operating Activities

Net cash provided by operating activities was $6.8 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $4.1 million for the corresponding period in 2025. The total increase of $10.9 million in net cash provided by operating activities was primarily due to increased net income and working capital improvements.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $1.2 million for the corresponding period in 2025. The $0.5 million decrease in net cash used in investing activities was primarily due to lower capital expenditures, including reduced investment in our Outpost locations, roasting facilities, and information technology.

Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $2.4 million for the corresponding period in 2025. The $2.9 million decrease in net cash provided by financing activities was primarily due to $2.7 million of net proceeds from long-term debt, primarily related to draws on our ABL Facility, in the prior year period.

Commitments

The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $26.5 million for the remainder of 2026; $32.4 million for 2027; $15.1 million for 2028; and $14.9 million for 2029. See Note 9, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.

Liabilities relating to operating leases that have commenced as of March 31, 2026 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $30.4 million beyond twelve months through 2043.

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

Our significant accounting estimates are discussed in Note 2, Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 2, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures on market risk made in the Company's 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

See Note 9, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding certain legal proceedings in which the Company is involved.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". Other than the below risk factor, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2025 Form 10-K.

We may not be able to maintain the listing of our Class A Common Stock on the New York Stock Exchange ("NYSE").

On February 11, 2026, we received a notice from the NYSE that we were not in compliance with the continued listing minimum price criteria set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period (the "Minimum Price Criteria"). There can be no assurance that we will be able to cure this deficiency within the period provided by the NYSE or that we will be able to maintain compliance with other continued listing standards.

We currently intend to seek stockholder approval of a reverse stock split proposal at our annual meeting of stockholders, as disclosed in our definitive proxy statement filed with the SEC on April 10, 2026, subject to the Board's authority to abandon the reverse stock split. In such scenario, the Minimum Price Criteria will be deemed cured if the price of our Class A Common Stock promptly exceeds $1.00 per share, and the price remains above $1.00 per share for at least the following 30 trading days. The history of similar reverse stock splits for companies in similar circumstances is varied, and we cannot predict or provide assurance as to whether the reverse stock split, if completed, will increase the market price for our Class A Common Stock for a sustained period of time, or at all, such that we will be able to satisfy the Minimum Price Criteria, or maintain continued compliance with the Minimum Price Criteria, or the other listing requirements of the NYSE. If we are not able to regain compliance with the NYSE’s continued listing standards, our Class A Common Stock will be delisted from the NYSE, which would have an adverse effect on our stock price, our ability to raise capital through the sale of our Class A Common Stock, the liquidity of our Class A Common Stock, investors’ ability to obtain quotations for our Class A Common Stock and investors’ ability to trade our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.5	Amendment to By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 3, 2025, with the SEC).
10.1#*	Form of Performance-Based Restricted Stock Unit Agreement under the Company’s 2022 Omnibus Incentive Plan
10.2#*	Form of Time-Based Cash Award Agreement under the Company’s 2022 Omnibus Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew Amigh
Matthew Amigh
May 4, 2026		Chief Financial Officer
(Principal Financial Officer)