Form 10-Q
period 2026-06-30
BRC Inc.
filed 2026-08-03
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had (i) 119,819,977 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 130,467,486 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") includes statements that express the Company’s opinions, expectations, hopes, beliefs, plans, intentions, objectives, strategies, assumptions or projections regarding future events or future results of operations or financial condition and therefore are, or may be deemed to be, “forward-looking statements.” The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding the Company's intentions, beliefs, or current expectations concerning, among other things, results of operations, the Company's financial condition, liquidity, prospects, growth, strategies, future market conditions, or economic performance and developments in the capital and credit markets and expected future financial performance, the markets in which the Company operates as well as any information concerning possible or assumed future results of operations of the Company. Such forward-looking statements are based on information available as of the date of this Quarterly Report and management's expectations, beliefs, and forecasts concerning future events impacting the Company. Factors that may cause such forward-looking statements to differ from actual results include, but are not limited to:
•Competition and our ability to grow, manage sustainable expansion, and retain key employees;
•Failure to compete effectively with other producers, distributors, and retailers of coffee and energy drinks;
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
•Shifts in consumer spending, lack of interest in new products, or changes in brand perception upon evolving consumer preferences and tastes, including due to shifts in demographic or health and wellness trends, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes;
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
•Ongoing risks related to supply chain volatility and reliability, including tariffs, as well as political and climate risks;
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
•Volatility in the trading prices of our Class A Common Stock; and
•Other risks and uncertainties indicated in Part II. Item 1A. Risk Factors of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “2025 Form 10-K”) including those set forth under “Item 1A. Risk Factors” included therein.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,029	$4,330
Accounts receivable, net	32,890	35,057
Inventories, net	45,640	49,703
Prepaid expenses and other current assets	13,437	11,235
Total current assets	103,996	100,325
Property, plant, and equipment, net	39,779	42,855
Operating lease, right-of-use asset	20,171	21,205
Non-current prepaid marketing expenses	41,651	44,432
Identifiable intangibles, net	270	300
Other	125	126
Total assets	$205,992	$209,243
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,052	$34,721
Accrued liabilities	29,691	32,455
Deferred revenue and gift card liability	2,902	4,033
Current maturities of long-term debt	2,000	2,400
Current operating lease liability	2,527	2,481
Current maturities of finance lease obligations	4	4
Total current liabilities	73,176	76,094
Non-current liabilities:
Long-term debt, net	29,609	32,313
Finance lease obligations, net of current maturities	13	15
Operating lease liability	23,548	24,822
Other non-current liabilities	6,281	7,982
Total non-current liabilities	59,451	65,132
Total liabilities	132,627	141,226
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 119,645,947 and 114,860,676 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	11
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 130,467,486 and 133,694,869 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	183,761	180,973
Accumulated deficit	(135,462)	(135,344)
Total BRC Inc.'s stockholders' equity	48,324	45,653
Non-controlling interests	25,041	22,364
Total stockholders' equity	73,365	68,017
Total liabilities and stockholders' equity	$205,992	$209,243
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$107,020	$94,837	$216,247	$184,812
Cost of goods sold	70,537	62,664	143,676	120,165
Gross profit	36,483	32,173	72,571	64,647
Operating expenses
Marketing and advertising	10,530	9,770	20,710	21,092
Salaries, wages, and benefits	15,468	15,791	29,577	29,354
General and administrative	9,271	14,311	19,369	26,099
Other operating expense, net	113	4,925	495	6,158
Total operating expenses	35,382	44,797	70,151	82,703
Operating income (loss)	1,101	(12,624)	2,420	(18,056)
Non-operating expenses
Interest expense, net	(1,254)	(1,844)	(2,494)	(4,213)
Total non-operating expenses	(1,254)	(1,844)	(2,494)	(4,213)
Loss before income taxes	(153)	(14,468)	(74)	(22,269)
Income tax expense	33	44	66	88
Net loss	(186)	(14,512)	(140)	(22,357)
Less: Net loss attributable to non-controlling interest	(83)	(9,183)	(22)	(14,141)
Net loss attributable to BRC Inc.	$(103)	$(5,329)	$(118)	$(8,216)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$0.00	$(0.07)	$0.00	$(0.10)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	117,827,656	79,146,003	116,619,198	78,780,708
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2026	114,860,676	133,694,869	—	$11	$13	$—	$180,973	$(135,344)	$22,364	$68,017
Equity-based compensation	—	—	—	—	—	—	1,020	—	1,714	2,734
Common Unit redemption	1,049,823	(1,049,823)	—	—	—	—	237	—	(237)	—
Employee stock purchase plan	82,787	—	—	—	—	—	59	—	—	59
Vesting of stock awards, net of shares withheld for taxes	486,725	—	—	1	—	—	(151)	—	—	(150)
Net income (loss)	—	—	—	—	—	—	—	(15)	61	46
Balance as of March 31, 2026	116,480,011	132,645,046	—	$12	$13	$—	$182,138	$(135,359)	$23,902	$70,706
Equity-based compensation	—	—	—	—	—	—	1,137	—	1,831	2,968
Common Unit redemption	2,177,560	(2,177,560)	—	—	—	—	609	—	(609)	—
Vesting of stock awards, net of shares withheld for taxes	988,376	—	—	—	—	—	(123)	—	—	(123)
Net loss	—	—	—	—	—	—	—	(103)	(83)	(186)
Balance as of June 30, 2026	119,645,947	130,467,486	—	$12	$13	$—	$183,761	$(135,462)	$25,041	$73,365

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2025	78,286,909	134,536,464	—	$8	$13	$—	$136,583	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	100,626	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	222,149	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance as of March 31, 2025	78,609,684	134,536,464	—	$8	$13	$—	$137,470	$(126,318)	$33,012	$44,185
Equity-based compensation	—	—	—	—	—	—	1,000	—	1,740	2,740
Common Unit redemption	109,603	(109,603)	—	—	—	—	20	—	(20)	—
Shares issued upon settlement agreement	2,300,100	—	—	—	—	—	3,367	—	—	3,367
Vesting of stock awards, net of shares withheld for taxes	335,969	—	—	—	—	—	(130)	—	—	(130)
Net loss	—	—	—	—	—	—	—	(5,329)	(9,183)	(14,512)
Balance as of June 30, 2025	81,355,356	134,426,861	—	$8	$13	$—	$141,727	$(131,647)	$25,549	$35,650
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(140)	$(22,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,180	6,536
Equity-based compensation	5,702	5,331
Amortization of debt issuance costs	546	536
Loss on disposal of assets	—	839
Paid-in-kind interest	—	1,155
Other	30	423
Changes in operating assets and liabilities:
Accounts receivable, net	2,137	3,967
Inventories, net	4,023	(6,341)
Prepaid expenses and other assets	1,653	(1,595)
Accounts payable	1,328	(3,590)
Accrued liabilities	(2,764)	10,067
Deferred revenue and gift card liability	(1,131)	(148)
Operating lease liability	(1,228)	(1,285)
Other liabilities	(1,701)	(1,002)
Net cash provided by (used in) operating activities	12,635	(7,464)
Investing activities
Purchases of property, plant, and equipment	(1,093)	(2,147)
Proceeds from sale of property and equipment	23	—
Net cash used in investing activities	(1,070)	(2,147)
Financing activities
Proceeds from ABL Facility	26,500	197,457
Debt issuance costs paid	—	(225)
Repayment of long-term debt	(29,750)	(190,932)
Financing lease obligations	(2)	11
Repayment of promissory note	(400)	(400)
Tax withholdings on vested Restricted Stock Units	(273)	—
Issuance of stock from the Employee Stock Purchase Plan	59	194
Proceeds received for settlement agreement	—	1,000
Net cash provided by (used in) financing activities	(3,866)	7,105

Net increase (decrease) in cash, cash equivalents	7,699	(2,506)
Cash and cash equivalents, beginning of period	4,330	6,810
Cash and cash equivalents, end of period	$12,029	$4,304

Supplemental cash flow disclosures
Recognition of revenue for inventory exchanged for prepaid advertising	$(40)	$406
Increase in insurance receivables as a result of legal settlement	—	2,500
Property and equipment purchased but not yet paid	35	(4)
Cash paid for income taxes	133	334
Cash paid for interest	2,170	1,822
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
We are a Delaware public benefit corporation that purchases, roasts, and sells high quality coffee, coffee accessories, energy drinks, and branded apparel through our online channels and business networks. We also develop and promote online content for the purpose of growing our brands, which include Black Rifle Coffee Company ("BRCC").
Basis of Presentation
We have prepared the accompanying consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. The consolidated financial statements reflect our financial position and operating results. These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the operating results for the interim periods presented. Intercompany transactions and balances have been eliminated in consolidation.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.
Consolidation
We consolidate our wholly-owned subsidiaries, as well as Authentic Brands, LLC ("Authentic Brands"), a subsidiary of which we own 38.3% and 36.8% as of June 30, 2026 and December 31, 2025, respectively. The remaining ownership interests of Authentic Brands, held by holders other than us, are reflected as non-controlling interests in our consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Segment Information
We report operations as one reportable segment and manage the business as a single-brand consumer products business. This is supported by our operational structure, which includes sales, product design, operations, marketing, and administrative functions focused on the entire product suite, rather than individual product categories or sales channels.
Our chief operating decision maker ("CODM") has been identified as our Chief Executive Officer, who assesses the Company's performance by reviewing consolidated gross profit, as shown in our consolidated statements of operations, and comparing actual to budgeted results in order to make decisions about the allocation of our resources. The significant expense categories also regularly reviewed by the CODM include marketing and advertising expense, as well as salaries, wages and benefits, each of which is presented individually in the consolidated statements of operations. Segment asset information is not disclosed, as total asset information is not regularly provided to the CODM for purposes of assessing performance or allocating resources.

Fair Value Measurements
Our financial instruments consist primarily of accounts receivable, accounts payable, and long-term debt. The carrying amounts of accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the Secured Overnight Financing Rate, or the PNC Base Rate, as defined in the respective borrowing agreement, plus an applicable floating margin. In measuring fair value, we reflect the impact of credit risk on liabilities, as well as any collateral. We also consider the credit standing of counterparties in measuring the fair value of assets.
We use any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
We follow the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurement for non-financial assets and liabilities measured on a non-recurring basis.
The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. We use observable inputs in our valuation techniques and classify those inputs in accordance with the fair value hierarchy established by applicable accounting guidance, which prioritizes those inputs. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2026, we had no Level 3 financial assets or liabilities.
Comprehensive Income (Loss)
We have no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

2.Long-Term Debt
Our credit facilities and related balances were as follows (dollars in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)

Term Loan Facility	$35,430	$36,680
ABL Facility	—	2,000
Notes payable	—	400
Total principal	35,430	39,080
Less: debt issuance costs and original issue discount	(3,821)	(4,367)
Total debt, net	31,609	34,713
Less: current maturities of long-term debt	(2,000)	(2,400)
Long-term debt, net	$29,609	$32,313
Future contractual maturities of credit facilities (not including debt issuance costs) as of June 30, 2026 are as follows (dollars in thousands, unaudited):

Remainder of 2026	$1,000
2027	2,000
2028	2,000
2029	30,430
2030	—
Total	$35,430
ABL Facility and Term Loan Facility
We have a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500, all of which was available as of June 30, 2026) (the “ABL Facility”), which matures on December 27, 2029. Amounts available for advances under the ABL Facility are subject to a borrowing base, which is calculated by reference to the value of certain eligible inventory, unrestricted cash and cash equivalents, eligible credit card receivables, eligible accounts receivable and eligible inventory, offset by certain reserves. As of June 30, 2026, the available borrowing capacity under the ABL Facility was approximately $50,352.
We also have senior secured term loans with an aggregate principal amount of $40,000 (the “Term Loan Facility”), which matures on December 27, 2029.
Note Payable
The final payment of $400 was made towards our note payable to a former employee in the first quarter of 2026.
3.Supplemental Balance Sheet Information
Accounts Receivable, Net
Allowances
The allowance for sales returns and charge backs was $342 and $756 as of June 30, 2026 and December 31, 2025, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.
The allowance for credit losses was $132 and $350 as of June 30, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. Our accounts receivable are spread over a number of customers, of which one customer and its affiliate accounted for 33% and 37% of total outstanding receivables as of June 30, 2026 and December 31, 2025, respectively. We perform ongoing credit evaluations as to the financial condition of our customers and creditors with respect to trade accounts.
Inventories, Net
Inventories, net, consists of the following (dollars in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Coffee and Energy:
Unroasted	$2,255	$3,519
Finished Goods	25,123	20,144
RTD, raw materials	351	3,935
RTD, finished goods	15,322	17,943
Apparel and other merchandise	2,589	4,162
Total inventories, net	$45,640	$49,703
The reserve for excess and obsolete inventory was $1,132 and $2,899 as of June 30, 2026 and December 31, 2025, respectively.
Other Assets
As of June 30, 2026 and December 31, 2025, we reported $47,531 and $50,312 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits, $5,880 of these credits were current as of both June 30, 2026 and December 31, 2025, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $41,651 and $44,432 were non-current as of June 30, 2026 and December 31, 2025, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.
Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the inventory. The revenue recognized related to shipments of inventory in exchange for prepaid advertising credits was insignificant for both the three and six months ended June 30, 2026 and $406 for both the three and six months ended June 30, 2025 on the consolidated statements of operations.
The following table summarizes the utilization of prepaid advertising credits (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Prepaid advertising credits utilized	$1,271	$1,375	$2,741	$2,291

Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (dollars in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Building and leasehold improvements	$24,263	$24,216
Machinery and equipment	19,845	19,694
Computer equipment and software	15,327	19,927
Furniture and fixtures	2,887	2,887
Land	110	110
Vehicles	809	809
Construction in progress	7,491	8,584
Property, plant, and equipment, gross	70,732	76,227
Less: accumulated depreciation and amortization	(30,953)	(33,372)
Total property, plant, and equipment, net	$39,779	$42,855
The following table summarizes the depreciation expense for internal use software recognized in general and administrative expense within the consolidated statements of operations (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense for internal use software	$856	$2,725	$1,842	$4,059
Accrued Liabilities
Accrued liabilities consists of the following (dollars in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Accrued compensation and benefits	$6,038	$5,919
Accrued trade	3,791	2,587
Accrued inventory purchases	1,995	843
Accrued freight	1,743	4,333
Accrued software contracts	2,081	4,024
Accrued professional fees	2,286	2,761
Deferred purchase incentive	2,506	2,506
Accrued marketing	3,179	2,330
Accrued donations	1,327	1,709
Accrued sales and other taxes	941	1,137
Other accrued expenses	3,804	4,306
Total accrued liabilities	$29,691	$32,455
Deferred purchase incentive
This purchase incentive was received in conjunction with a co-manufacturing agreement and will be recognized as a reduction of cost of sales based on units sold through 2029. $2,506 of the deferred purchase incentive is classified as current as of June 30, 2026 based upon the amount expected to be recognized in the next twelve months, while $5,944 is classified as long-term and is recorded in “Other non-current liabilities” on our consolidated balance sheets as of June 30, 2026.

Deferred Revenue and Gift Card Liability
The following table provides information about deferred revenue, gift cards, and the BRCC Loyalty Points rewards program (the "Loyalty Program"), including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance as of beginning of period	$3,285	$3,814	$4,033	$3,918
Sales of gift cards	130	108	258	433
Redemption of gift cards	(84)	(157)	(237)	(552)
Increase from deferral of revenue	1,404	1,738	1,404	1,738
Decrease from revenue recognition	(1,870)	(1,760)	(2,521)	(1,784)
Loyalty Program points earned	158	342	437	660
Loyalty Program points redeemed/expired	(121)	(315)	(472)	(643)
Balance as of end of period	$2,902	$3,770	$2,902	$3,770
4.Revenue, Net
We disaggregate revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The DTC channel principally comprises revenue from our e-commerce websites and subscription services directly to the consumer. The Outpost channel includes revenue from Company-operated stores, gift cards, franchise stores and licensing.
The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wholesale	$70,623	$61,316	$145,325	$118,107
DTC	31,400	27,640	61,120	55,361
Outpost	4,997	5,881	9,802	11,344
Total net sales	$107,020	$94,837	$216,247	$184,812
We have one customer and its affiliate accounting for more than 10% of our revenue for each period presented in our consolidated statements of operations. The following table summarizes the percentage of our total revenue related to this customer and its affiliate (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from customer and its affiliate	29%	26%	31%	29%

5.Equity-Based Compensation
Stock Options
The following table summarizes information about stock options activities for the six months ended June 30, 2026 and 2025:

	Stock Options	Weighted Average Exercise Price
Outstanding as of January 1, 2026	8,684,387	$2.82
Forfeited	(205,613)	3.15
Outstanding as of June 30, 2026	8,478,774	$2.81
Vested and exercisable as of June 30, 2026	1,823,350	$2.63

Outstanding as of January 1, 2025	5,424,411	$4.41
Granted	3,760,948	2.16
Forfeited	(1,189,691)	3.44
Outstanding as of June 30, 2025	7,995,668	$3.49
Vested and exercisable as of June 30, 2025	1,029,129	$4.55
The total unrecognized equity compensation expense related to stock options to be recognized was $3,945 and $8,255, respectively, over a weighted average period of approximately one year and two years, as of June 30, 2026 and 2025, respectively.
Restricted Stock Units
The following table summarizes information about the restricted stock units ("RSUs") under the 2022 Omnibus Incentive Plan (the "Omnibus Plan") for the six months ended June 30, 2026 and 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	4,629,764	$2.23
Granted	4,988,429	0.89
Forfeited	(435,953)	1.57
Vested	(1,754,732)	2.30
Outstanding as of June 30, 2026	7,427,508	$1.34

Outstanding as of January 1, 2025	2,232,952	$4.51
Granted	3,808,610	1.98
Forfeited	(867,187)	3.12
Vested	(715,258)	5.12
Outstanding as of June 30, 2025	4,459,117	$2.52
The total unrecognized equity compensation expense related to RSUs to be recognized was $7,799 and $9,195, respectively, over a weighted average period of approximately two years, as of June 30, 2026 and 2025.
Performance-Based Restricted Stock Units
In addition to the performance-based restricted stock units ("PSUs") granted to a key employee in 2022, beginning in the first quarter of 2026, we granted PSUs to employees under the Omnibus Plan. These grants vest three years from the grant date, to the extent that the performance metric is achieved during the predetermined performance period. The performance metric utilized for these grants is based on our total shareholder return, as defined in the respective grant agreement. The payout percentage for these PSUs granted ranges from 0% to 200%, and each PSU is equal to one share of our Class A Common Stock.

The grant date estimated fair values of PSUs issued in 2026 were based upon a Monte Carlo Simulation as of the grant date, which considered our stock price as of the grant date and utilized the following assumptions:

Expected dividend	$—
Expected volatility	73.77%
Risk-free interest rate	3.49%
The following table summarizes information about the PSUs granted in 2026 under the Omnibus Plan for the six months ended June 30, 2026:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	—	$—
Granted	2,386,165	1.25
Forfeited	(113,402)	1.22
Outstanding as of June 30, 2026	2,272,763	$1.25
Additionally, there were 8,462,412 PSUs outstanding related to the key employee grant as of both June 30, 2026 and 2025, with a weighted average grant date fair value of $0.46. The total unrecognized equity-based compensation expense related to all PSUs to be recognized was $2,735 and $628, respectively, over a weighted average period of approximately one year and two years, as of June 30, 2026 and 2025, respectively.
Employee Stock Purchase Plan
On March 8, 2026, we issued 82,787 shares for a total of $55 during the six-month offering period from September 9, 2025 through March 8, 2026.
6.Income Taxes
Our effective tax rate for the period ended June 30, 2026 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest. There have been no material changes to our income tax positions since December 31, 2025.
Based primarily on our limited operating history and Authentic Brands' historical losses, we believe there is a significant uncertainty as to when we will be able to use its deferred tax assets ("DTAs"). Therefore, we have recorded a valuation allowance against the DTAs, for which we have concluded it is more likely than not that the DTAs will not be realized.
7.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(186)	$(14,512)	$(140)	$(22,357)
Less: Net loss attributable to non-controlling interest	(83)	(9,183)	(22)	(14,141)
Net loss attributable to Class A Common Stock, basic and diluted	$(103)	$(5,329)	$(118)	$(8,216)

Weighted-average shares of Class A Common Stock outstanding, basic and diluted	117,827,656	79,146,003	116,619,198	78,780,708

Net loss per share attributable to Class A common stockholders, basic and diluted	$0.00	$(0.07)	$0.00	$(0.10)

We excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A Common Shareholders because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	8,478,774	7,995,668	8,478,774	7,995,668
Common Units	130,467,486	134,426,861	130,467,486	134,426,861
RSUs	7,427,508	4,459,117	7,427,508	4,459,117
PSUs	10,735,175	8,462,412	10,735,175	8,462,412
Incentive Units (Share Equivalents)	1,221,857	1,221,857	1,221,857	1,221,857
Employee Stock Purchase Plan	119,561	79,468	119,561	79,468
Total units excluded from computation of diluted net loss per share	158,450,361	156,645,383	158,450,361	156,645,383
8.Commitments and Contingencies
Purchase Agreements
We have entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision.
The following table summarizes the aggregate value of purchases from these third-party suppliers (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchases	$10,908	$11,749	$21,731	$26,913
The following table summarizes our future minimum purchase commitments as of June 30, 2026 (dollars in thousands, unaudited):

Remainder of 2026	$20,945
2027	32,427
2028	15,141
2029	14,934
2030	—
Total	$83,447
Contingencies
We are the subject of various legal actions in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcomes of these proceedings cannot be predicted with certainty, we do not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows, or financial condition.
We could be subject to additional sales tax or other tax liabilities. We follow the guidelines of ASC 450, Accounting for Contingencies, and the consolidated financial statements reflect the current impact of such legislation through our best estimates. However, any of these events could have a material effect on our business and operating results depending on the previous periods of applied enforcement by certain jurisdictions.

We are also subject to U.S. (federal and state) laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and interest which might have an adverse effect on our business and operating results.
Legal Disputes
On June 22, 2023, John Brian Clark, JBC Structured Products LLC, and Marathon Capital LLC (collectively, “Clark”) filed a complaint against BRC Inc. and Black Rifle Coffee Company LLC: John Brian Clark, et al. v. BRC Inc., et al., Case 1:23-CV-5340 (RWL) (Southern District of New York). Clark alleged breach of contract and sought a declaratory judgment. The complaint alleged that Clark suffered damages arising from our refusal to allow Clark to exercise warrants. On December 24, 2025, we and Clark agreed to settle all claims relating to the lawsuit, a portion of which was paid in December 2025, and the remainder of which was paid in the second quarter of 2026.
On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly-owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, we filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied our motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. The parties are currently engaged in discovery. We believe that we have meritorious defenses to the claims asserted against us and will defend ourselves in these proceedings. We have recorded accrued liabilities of $2,700 related to this matter, which does not include interest or penalties.
9.Operational Improvement Plan
Beginning in the second quarter of fiscal year 2025, we implemented an Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions. In the third quarter of 2025, the Operational Improvement Plan was modified as a result of the relocation of our corporate headquarters, as well as the relocation of our inventory resulting from a change in third-party logistics providers. The actions for this plan were substantially complete by the end of the first quarter of 2026.
Headcount was reduced by approximately 80 employees across the Company as part of the Operational Improvement Plan. No liabilities were excluded due to the inability to estimate fair value. Accrued severance costs are expected to be paid by the end of the fourth quarter of fiscal year 2026 and are included in "Salaries, wages, and benefits" in our consolidated statement of operations.
Transition costs incurred relate to the relocation of our corporate headquarters, as well as the relocation of our inventory during the third and fourth quarters of 2025, and are reported as "Cost of goods sold" and "General and administrative", respectively, in our consolidated statements of operations.
As of June 30, 2026, accrued restructuring costs related to the Operational Improvement Plan, consist of the following (dollars in thousands, unaudited):

	Reduction in Workforce	Transition Costs	Total Restructuring Costs
Balance as of January 1, 2026	$751	$489	$1,240
Costs incurred	341	883	1,224
Costs paid or settled	(690)	(1,372)	(2,062)
Balance as of June 30, 2026	$402	$—	$402

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
•DTC channel revenue has grown as we continue to optimize customer acquisition, enhance retention, and provide our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings on our website. Additionally, we are increasing our investment in major third-party e-commerce marketplaces in response to changing consumer purchasing behavior.
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
Recent Developments
Operational Improvement Plan
During the second quarter of 2025, we implemented the Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. This plan was extended in the third quarter of 2025 as a result of the relocation of our corporate headquarters and a change in our third-party logistics provider. The cost of this plan was approximately $6.8 million consisting of severance and transition costs, substantially all of which have been incurred as of June 30, 2026. We estimate that the costs savings as a result of this plan will exceed $12.2 million on an annualized run rate basis. As of June 30, 2026, we have realized approximately $10.4 million of these savings.
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

Interest expense, net
Interest expense, net consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs.
Results of Operations
This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for three and six months ended June 30, 2026 and 2025.
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
The following table summarizes our results of operations for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue, net	$107,020	$94,837	$12,183	13%
Cost of goods sold	70,537	62,664	7,873	13%
Gross profit	36,483	32,173	4,310	13%
Gross margin(1)	34%	34%
Operating expenses
Marketing and advertising	10,530	9,770	760	8%
Salaries, wages, and benefits	15,468	15,791	(323)	(2)%
General and administrative	9,271	14,311	(5,040)	(35)%
Other operating expense, net	113	4,925	(4,812)	(98)%
Total operating expenses	35,382	44,797	(9,415)	(21)%
Operating income (loss)	1,101	(12,624)	13,725	109%
Non-operating expenses
Interest expense, net	(1,254)	(1,844)	(590)	(32)%
Total non-operating expenses	(1,254)	(1,844)	(590)	(32)%
Loss before income taxes	(153)	(14,468)	(14,315)	(99)%
Income tax expense	33	44	(11)	(25)%
Net loss	$(186)	$(14,512)	$(14,326)	(99)%
(1) Gross margin is calculated as gross profit as percentage of revenue, net.
Revenue, net
Net revenue for the three months ended June 30, 2026 increased $12.2 million, or 13%, to $107.0 million as compared to $94.8 million for the corresponding period in 2025.
The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Wholesale	$70,623	$61,316	$9,307	15%
DTC	31,400	27,640	3,760	14%
Outpost	4,997	5,881	(884)	(15)%
Total net sales	$107,020	$94,837	$12,183	13%
Net revenue for our Wholesale channel for the three months ended June 30, 2026, increased $9.3 million, or 15%, to $70.6 million as compared to $61.3 million for the corresponding period in 2025. The increase was primarily driven by expanded packaged coffee distribution, SKU expansion at FDM retailers, and pricing.

Net revenue for our DTC channel for the three months ended June 30, 2026 increased $3.8 million, or 14%, to $31.4 million as compared to $27.6 million for the corresponding period in 2025. The increase was primarily driven by growth at third-party digital marketplaces, which was partially offset by declines in subscription revenue.
Net revenue for our Outpost channel for the three months ended June 30, 2026, decreased $0.9 million, or 15%, to $5.0 million as compared to $5.9 million for the corresponding period in 2025. The decrease was primarily driven by a decline in transactions and average order value at Company-operated Outposts.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2026 increased $7.9 million, or 13%, to $70.5 million as compared to $62.7 million for the corresponding period in 2025. Gross margin increased modestly to 34.1% for the three months ended June 30, 2026 compared to 33.9% for the corresponding period in 2025. The improvement in gross margin was primarily attributable to pricing actions, lower shipping and fulfillment costs driven by productivity gains, and changes in the reserve for excess and obsolete inventory compared to the prior year, which was partially offset by higher green coffee input costs and tariffs, as well as higher third-party e-commerce marketplace fees, which increased in line with the revenue growth in these channels.
Operating expenses
Marketing and advertising expenses for the three months ended June 30, 2026 increased $0.8 million, or 8%, to $10.5 million as compared to $9.8 million for the corresponding period in 2025. The increase was primarily driven by higher spending on content production and media, agency, and partnerships, which was partially offset by lower ad placement and in-store marketing costs. As a percentage of revenue, marketing and advertising expense decreased to 9.8% for the three months ended June 30, 2026 from 10.3% for the corresponding period in 2025, as revenue growth outpaced the increase in marketing investment.
Salaries, wages, and benefits expenses for the three months ended June 30, 2026 decreased $0.3 million, or 2%, to $15.5 million as compared to $15.8 million for the corresponding period in 2025. This decrease was primarily attributable to lower severance costs and reduced payroll from the lower headcount as a result of our Operational Improvement Plan, partly offset by higher bonus and stock-based compensation expense in the current period. As a percentage of revenue, salaries, wages, and benefits expense decreased to 14.5% for the three months ended June 30, 2026 from 16.7% for the corresponding period in 2025, reflecting both lower spend and revenue growth.
General and administrative expenses for the three months ended June 30, 2026 decreased $5.0 million, or 35%, to $9.3 million as compared to $14.3 million for the corresponding period in 2025. The decrease was primarily attributable to lower legal fees, lower consulting and professional fees, and reduced depreciation and amortization expense as certain assets became fully depreciated, reflecting actions taken to simplify and rationalize the Company's cost structure. As a percentage of revenue, general and administrative expense decreased to 8.7% for the three months ended June 30, 2026 from 15.1% for the corresponding period in 2025.
Other operating expense, net for the three months ended June 30, 2026 decreased approximately $4.8 million, or 98%, to $0.1 million as compared to $4.9 million for the corresponding period in 2025. The decrease was primarily due to the absence of legal contingency charges as compared to the corresponding period of 2025.
Interest expense, net
Interest expense, net for the three months ended June 30, 2026 decreased approximately $0.6 million, or 32%, to $1.3 million as compared to $1.8 million for the corresponding period in 2025. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the second quarter of 2026 compared to the corresponding period in 2025.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
The following table summarizes our results of operations for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue, net	$216,247	$184,812	$31,435	17%
Cost of goods sold	143,676	120,165	23,511	20%
Gross profit	72,571	64,647	7,924	12%
Gross margin(1)	34%	35%
Operating expenses
Marketing and advertising	20,710	21,092	(382)	(2)%
Salaries, wages, and benefits	29,577	29,354	223	1%
General and administrative	19,369	26,099	(6,730)	(26)%
Other operating expense, net	495	6,158	(5,663)	(92)%
Total operating expenses	70,151	82,703	(12,552)	(15)%
Operating income (loss)	2,420	(18,056)	20,476	113%
Non-operating expenses
Interest expense, net	(2,494)	(4,213)	(1,719)	(41)%
Total non-operating expenses	(2,494)	(4,213)	(1,719)	(41)%
Loss before income taxes	(74)	(22,269)	(22,195)	(100)%
Income tax expense	66	88	(22)	(25)%
Net loss	$(140)	$(22,357)	$(22,217)	(99)%
(1) Gross margin is calculated as gross profit as percentage of revenue, net.
Revenue, net
Net revenue for the six months ended June 30, 2026 increased $31.4 million, or 17%, to $216.2 million as compared to $184.8 million for the corresponding period in 2025.
The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Wholesale	$145,325	$118,107	$27,218	23%
DTC	61,120	55,361	5,759	10%
Outpost	9,802	11,344	(1,542)	(14)%
Total net sales	$216,247	$184,812	$31,435	17%
Net revenue for our Wholesale channel for the six months ended June 30, 2026, increased $27.2 million, or 23%, to $145.3 million as compared to $118.1 million for the corresponding period in 2025. The increase was primarily driven by expanded packaged coffee distribution, SKU expansion at FDM retailers, and pricing.
Net revenue for our DTC channel for the six months ended June 30, 2026 increased $5.8 million, or 10%, to $61.1 million as compared to $55.4 million for the corresponding period in 2025. The increase was primarily driven by growth at third-party digital marketplaces, which was partially offset by declines in subscription and non-subscription revenue.
Net revenue for our Outpost channel for the six months ended June 30, 2026, decreased $1.5 million, or 14%, to $9.8 million as compared to $11.3 million for the corresponding period in 2025. The decrease was primarily driven by a decline in transactions and average order value at Company-operated Outposts.

Cost of goods sold
Cost of goods sold for the six months ended June 30, 2026 increased $23.5 million, or 20%, to $143.7 million as compared to $120.2 million for the corresponding period in 2025. Gross margin decreased to 34% for the six months ended June 30, 2026 as compared to 35% for the corresponding period in 2025. The decrease in gross margin was primarily attributable to higher costs driven by inflation and tariffs, which was partially offset by pricing actions, productivity gains from the Operational Improvement Plan, and changes in the reserve for excess and obsolete inventory compared to the prior year.
Operating expenses
Marketing and advertising expenses for the six months ended June 30, 2026 decreased $0.4 million, or 2%, to $20.7 million as compared to $21.1 million for the corresponding period in 2025. Marketing and advertising expense also decreased to 9.6% of net revenue for the six months ended June 30, 2026 from 11.4% for the corresponding period in 2025. This decrease was primarily driven by lower spending on ad placement and in-store marketing, which was partially offset by higher content production and media investment.
Salaries, wages, and benefits expenses for the six months ended June 30, 2026 increased $0.2 million, or 1%, to $29.6 million as compared to $29.4 million for the corresponding period in 2025. As a percentage of revenue, salaries, wages, and benefits expense decreased to 13.7% from 15.9% for the corresponding period in 2025. This increase was primarily attributable to higher bonus and stock-based compensation expense in the current period, largely offset by lower payroll costs from reduced headcount as a result of our Operational Improvement Plan and lower severance costs compared to the corresponding period in 2025.
General and administrative expenses for the six months ended June 30, 2026 decreased $6.7 million, or 26%, to $19.4 million as compared to $26.1 million for the corresponding period in 2025. This decrease reflects actions taken to simplify and rationalize the Company's cost structure, including lower legal fees, lower consulting and professional fees, as well as lower depreciation and amortization expense driven by certain assets becoming fully depreciated. As a percentage of revenue, general and administrative expense decreased to 9.0% for the six months ended June 30, 2026 from 14.1% for the corresponding period in 2025.
Other operating expense, net for the six months ended June 30, 2026 decreased approximately $5.7 million, or 92%, to $0.5 million as compared to $6.2 million for the corresponding period in 2025. The decrease was primarily related to the absence of legal contingency charges recorded in the corresponding period in 2025, as well as a prior-year loss on the disposal of terminated Outpost sites which declined significantly in the current period.
Interest expense, net
Interest expense, net for the six months ended June 30, 2026 decreased approximately $1.7 million, or 41%, to $2.5 million as compared to $4.2 million for the corresponding period in 2025. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the first six months of 2026 compared to the corresponding period in 2025.
Liquidity and Capital Resources
Liquidity Overview
Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. We also use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of June 30, 2026, our cash and cash equivalents were approximately $12.0 million, our working capital was $30.8 million, and under our credit facilities, we had $50.4 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. As of June 30, 2026, we are in compliance with our covenants under the credit facilities, and there are no defaults or events of default. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
See Note 2, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$12,635	$(7,464)	$20,099	269%
Investing activities	$(1,070)	$(2,147)	$(1,077)	(50)%
Financing activities	$(3,866)	$7,105	$(10,971)	(154)%
Operating Activities
Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $7.5 million for the corresponding period in 2025. The total increase of $20.1 million in net cash provided by operating activities was primarily due to increased net income and working capital improvements.
Investing Activities
Net cash used in investing activities was $1.1 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $2.1 million for the corresponding period in 2025. The $1.1 million decrease in net cash used in investing activities was primarily due to lower capital expenditures, including reduced investment in our Outpost locations, roasting facilities, and information technology.
Financing Activities
Net cash used in financing activities was $3.9 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $7.1 million for the corresponding period in 2025. The $11.0 million decrease in net cash provided by financing activities was driven by $6.5 million of net proceeds from long-term debt, primarily related to draws on our ABL Facility, in the prior year period, compared to net repayments of long-term debt in the current period.
Commitments
The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $20.9 million for the remainder of 2026; $32.4 million for 2027; $15.1 million for 2028; and $14.9 million for 2029. See Note 8, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.
Liabilities relating to operating leases that have commenced as of June 30, 2026 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $3.7 million in the next twelve months, and approximately $29.5 million beyond twelve months through 2043.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, we completed the implementation of a new e-commerce platform. As part of this implementation, we assessed the impact to the control environment and modified internal controls where necessary.
Except for the system implementation, discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding certain legal proceedings in which the Company is involved.
Item 1A. Risk Factors
In addition to the other information included in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in our "Cautionary Note Regarding Forward-Looking Statements". Other than the risk factors below, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company's 2025 Form 10-K.
Our Class A common stock has previously traded below $1.00 per share, and if it were to trade below $1.00 in the future, it could create an imminent risk of delisting from the New York Stock Exchange ("NYSE").
Section 802.01C of the NYSE Listed Company Manual requires that listed companies maintain a minimum share price of $1.00 over a 30 trading-day period (the "Price Criteria"). We previously received a notice from the NYSE because the trading price of our Class A Common Stock was not in compliance with the Price Criteria. If our Class A Common Stock again falls below the Price Criteria, our Class A Common Stock may be subject to delisting from the NYSE.
A reverse stock split, if effected, may not increase the price of our Class A Common Stock.
On May 28, 2026, our stockholders granted our Board of Directors discretionary authority to amend our certificate of incorporation to effect a reverse stock split at a ratio ranging from any whole number between 1-for-10 and 1-for-50 (a "Reverse Stock Split"), as determined by the Board in its discretion, subject to the Board’s authority to abandon such amendments. The history of similar reverse stock splits for companies in similar circumstances is varied. If we effect a Reverse Stock Split, we cannot predict or provide assurance that:
•the market price per share of our Class A Common Stock after the Reverse Stock Split would rise for a sustained period of time, or at all, or rise in proportion to the reduction in the number of shares of our Class A Common Stock outstanding immediately before the Reverse Stock Split;
•the Reverse Stock Split would result in a per share price that would satisfy the investment guidelines of institutional investors or investment funds, or increase the level of investment in our Class A Common Stock by institutional investors or investment funds or increase analyst and broker interest in the Company;
•the Reverse Stock Split would decrease the price volatility of our Class A Common Stock;
•the Reverse Stock Split would result in a per share price that would increase our ability to attract and retain employees and other service providers who receive compensation in the form of our equity-based securities; and
•the market price per share of our Class A Common Stock would remain in excess of the Price Criteria, or that we would otherwise meet the requirements of the NYSE for continued inclusion for trading on the NYSE.
The market price of our Class A Common Stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If a Reverse Stock Split is effected and the market price of our Class A Common Stock declines, the percentage declines as an absolute number and as a percentage of our overall market capitalization may be greater than what would occur in the absence of a Reverse Stock Split. Additionally, a Reverse Stock Split, if effected, could result in increased brokerage commissions and other transaction costs for any investors owning odd-lots of less than 100 shares after a Reverse Stock Split. Furthermore, the liquidity of our Class A Common Stock could be adversely affected by the reduced number of shares that would be outstanding after a Reverse Stock Split.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 20, 2026, the Company issued 66,372 shares of Class A Common Stock to Blank Canvas Agency f/b/o Rocker Steiner as consideration for sponsorship and promotional services rendered to the Company. The issuance was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. No underwriters were involved in the transaction.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
On June 15, 2026, EKNRH Holdings LLC, an entity managed by Evan Hafer, our Executive Chairman, adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K. The aggregate number of shares that may be sold pursuant to the trading plan is 2,880,000 shares of our Class A Common Stock. The trading plan authorizes the agent to begin selling such shares pursuant to the plan on September 29, 2026, and provides that the agent shall cease selling such shares on the earlier to occur of (i) September 28, 2027 and (ii) the date on which an aggregate of 2,880,000 shares of Class A Common Stock issuable upon exchange of an equivalent number of common units of Authentic Brands LLC (and forfeiture of an equivalent number of shares of Class B Common Stock) have been sold under such plan.
During the three months ended June 30, 2026, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew Amigh
Matthew Amigh
August 3, 2026		Chief Financial Officer
(Principal Financial Officer)