Form 10-Q
period 2026-09-30
BRC Inc.
filed 2026-11-02
CIK 1891101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, the registrant had (i) 12,055,408 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and, (ii) 13,012,732 shares of Class B common stock, par value $0.0001 per share (the "Class B Common Stock") outstanding.

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
•Failure to execute the Business Optimization Plans (as defined below) to reduce costs and improve efficiency of certain company-wide functions;
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
Except as otherwise indicated, all information in this Quarterly Report gives effect to the 1-for-10 reverse stock split of the Class A common stock and Class B common stock that was effected on August 21, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BRC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,197	$4,330
Accounts receivable, net	37,737	35,057
Inventories, net	42,206	49,703
Prepaid expenses and other current assets	11,613	11,235
Assets held for sale	17,065	—
Total current assets	117,818	100,325
Property, plant, and equipment, net	12,448	42,855
Operating lease, right-of-use asset	8,278	21,205
Non-current prepaid marketing expenses	40,504	44,432
Identifiable intangibles, net	221	300
Other	107	126
Total assets	$179,376	$209,243
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,279	$34,721
Accrued liabilities	30,037	32,455
Deferred revenue and gift card liability	2,642	4,033
Current maturities of long-term debt	10,642	2,400
Current operating lease liability	2,619	2,481
Current maturities of finance lease obligations	4	4
Total current liabilities	74,223	76,094
Non-current liabilities:
Long-term debt, net	20,740	32,313
Finance lease obligations, net of current maturities	12	15
Operating lease liability	11,589	24,822
Other non-current liabilities	5,333	7,982
Total non-current liabilities	37,674	65,132
Total liabilities	111,897	141,226
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued or outstanding as of both September 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 2,500,000,000 shares authorized; 12,012,076 and 11,486,067 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B Common Stock, $0.0001 par value, 300,000,000 shares authorized; 13,045,498 and 13,369,486 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class C Common Stock, $0.0001 par value, 1,500,000 shares authorized; no shares issued or outstanding as of both September 30, 2026 and December 31, 2025	—	—
Additional paid in capital	184,851	180,995
Accumulated deficit	(138,807)	(135,344)
Total BRC Inc.'s stockholders' equity	46,046	45,653
Non-controlling interests	21,433	22,364
Total stockholders' equity	67,479	68,017
Total liabilities and stockholders' equity	$179,376	$209,243
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$108,038	$100,712	$324,285	$285,524
Cost of goods sold	67,914	63,563	211,590	183,729
Gross profit	40,124	37,149	112,695	101,795
Operating expenses
Marketing and advertising	10,284	8,707	30,994	29,798
Salaries, wages, and benefits	15,472	14,389	45,049	43,743
General and administrative	12,596	12,947	31,965	39,046
Other operating expense, net	9,261	588	9,756	6,746
Total operating expenses	47,613	36,631	117,764	119,333
Operating income (loss)	(7,489)	518	(5,069)	(17,538)
Non-operating expenses
Interest expense, net	(1,130)	(1,712)	(3,624)	(5,925)
Total non-operating expenses	(1,130)	(1,712)	(3,624)	(5,925)
Loss before income taxes	(8,619)	(1,194)	(8,693)	(23,463)
Income tax expense	33	44	99	132
Net loss	(8,652)	(1,238)	(8,792)	(23,595)
Less: Net loss attributable to non-controlling interest	(5,307)	(752)	(5,329)	(14,893)
Net loss attributable to BRC Inc.	$(3,345)	$(486)	$(3,463)	$(8,702)

Net loss per share attributable to Class A Common Stock
Basic and diluted	$(0.28)	$(0.05)	$(0.29)	$(0.98)
Weighted-average shares of Class A Common Stock outstanding
Basic and diluted	11,986,604	10,799,479	11,771,326	8,862,574
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2026	11,486,067	13,369,486	—	$1	$1	$—	$180,995	$(135,344)	$22,364	$68,017
Equity-based compensation	—	—	—	—	—	—	1,020	—	1,714	2,734
Common Unit redemption	104,980	(104,980)	—	—	—	—	237	—	(237)	—
Employee stock purchase plan	8,278	—	—	—	—	—	59	—	—	59
Vesting of stock awards, net of shares withheld for taxes	48,676	—	—	—	—	—	(150)	—	—	(150)
Net income (loss)	—	—	—	—	—	—	—	(15)	61	46
Balance as of March 31, 2026	11,648,001	13,264,506	—	$1	$1	$—	$182,161	$(135,359)	$23,902	$70,706
Equity-based compensation	—	—	—	—	—	—	1,137	—	1,831	2,968
Common Unit redemption	217,755	(217,755)	—	—	—	—	609	—	(609)	—
Vesting of stock awards, net of shares withheld for taxes	98,838	—	—	—	—	—	(123)	—	—	(123)
Net loss	—	—	—	—	—	—	—	(103)	(83)	(186)
Balance as of June 30, 2026	11,964,594	13,046,751	—	$1	$1	$—	$183,784	$(135,462)	$25,041	$73,365
Equity-based compensation	—	—	—	—	—	—	1,056	—	1,703	2,759
Common Unit redemption	1,253	(1,253)	—	—	—	—	4	—	(4)	—
Employee stock purchase plan	6,561	—	—	—	—	—	50	—	—	50
Vesting of stock awards, net of shares withheld for taxes	39,668	—	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	—	(3,345)	(5,307)	(8,652)
Balance at September 30, 2026	12,012,076	13,045,498	—	$1	$1	$—	$184,851	$(138,807)	$21,433	$67,479

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for number of shares)
(unaudited)

	Shares
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2025	7,828,690	13,453,646	—	$1	$1	$—	$136,602	$(123,430)	$36,322	$49,496
Equity-based compensation	—	—	—	—	—	—	943	—	1,648	2,591
Employee stock purchase plan	10,062	—	—	—	—	—	194	—	—	194
Vesting of stock awards, net of shares withheld for taxes	22,216	—	—	—	—	—	(250)	—	—	(250)
Net loss	—	—	—	—	—	—	—	(2,888)	(4,958)	(7,846)
Balance as of March 31, 2025	7,860,968	13,453,646	—	$1	$1	$—	$137,489	$(126,318)	$33,012	$44,185
Equity-based compensation	—	—	—	—	—	—	1,000	—	1,740	2,740
Common Unit redemption	10,960	(10,960)	—	—	—	—	20	—	(20)	—
Shares issued upon settlement agreement	230,010	—	—	—	—	—	3,367	—	—	3,367
Vesting of stock awards, net of shares withheld for taxes	33,597	—	—	—	—	—	(130)	—	—	(130)
Net loss	—	—	—	—	—	—	—	(5,329)	(9,183)	(14,512)
Balance as of June 30, 2025	8,135,535	13,442,686	—	$1	$1	$—	$141,746	$(131,647)	$25,549	$35,650
Equity-based compensation	—	—	—	—	—	—	864	—	1,490	2,354
Common Unit redemption	53,717	(53,717)	—	—	—	—	84	—	(84)	—
Employee stock purchase plan	7,508	—	—	—	—	—	103	—	—	103
Vesting of stock awards, net of shares withheld for taxes	42,568	—	—	—	—	—	(101)	—	—	(101)
Shares issued for public equity offering, net of issuance costs(1)	3,220,000	—	—	—	—	—	37,426	—	—	37,426
Net loss	—	—	—	—	—	—	—	(486)	(752)	(1,238)
Balance at September 30, 2025	11,459,328	13,388,969	—	$1	$1	$—	$180,122	$(132,133)	$26,203	$74,194
(1) Includes gross proceeds of $40,250, less issuance costs of $2,824.
See accompanying notes to consolidated financial statements.

BRC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(8,792)	$(23,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,976	9,591
Equity-based compensation	8,461	7,685
Settlement of litigation by issuance of stock	—	2,367
Amortization of debt issuance costs	819	809
(Gain) loss on disposal of assets	(301)	1,396
Gain on modification of leases	(3,219)	—
Loss on impairment of assets	11,698	—
Paid-in-kind interest	—	1,224
Other	30	83
Changes in operating assets and liabilities:
Accounts receivable, net	(2,719)	3,072
Inventories, net	6,632	(11,772)
Prepaid expenses and other assets	5,863	7,895
Accounts payable	(6,472)	(3,264)
Accrued liabilities	(2,418)	8,376
Deferred revenue and gift card liability	(1,391)	751
Operating lease liability	(1,126)	(3,708)
Other liabilities	(2,649)	(2,005)
Net cash provided by (used in) operating activities	10,392	(1,095)
Investing activities
Purchases of property, plant, and equipment	(1,594)	(2,964)
Proceeds from sale of property and equipment	429	102
Net cash used in investing activities	(1,165)	(2,862)
Financing activities
Proceeds from ABL Facility	27,500	231,206
Debt issuance costs paid	—	(225)
Repayment of long-term debt	(31,250)	(262,032)
Financing lease obligations	(3)	7
Repayment of promissory note	(400)	(1,047)
Payments of tax withholdings on vested Restricted Stock Units	(316)	—
Issuance of stock from the Employee Stock Purchase Plan	109	297
Proceeds received for settlement agreement	—	1,000
Proceeds received for public offering, net of issuance costs	—	37,423
Net cash provided by (used in) financing activities	(4,360)	6,629

Net increase in cash, cash equivalents	4,867	2,672
Cash and cash equivalents, beginning of period	4,330	6,810
Cash and cash equivalents, end of period	$9,197	$9,482
Supplemental cash flow disclosures
Recognition of revenue for inventory exchanged for prepaid advertising	(40)	1,398
Property and equipment purchased but not yet paid	62	54
Note receivable from sale of property and equipment	844	—
Cash paid for income taxes	133	378
Cash paid for interest	3,135	3,991
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
On August 21, 2026, we effected a 1-for-10 reverse stock split of our Class A common stock and Class B common stock (the "Reverse Stock Split"). The par value of both the Class A common stock and Class B common stock remains $0.0001 per share. The Reverse Stock Split did not reduce the number of shares of capital stock we are authorized to issue. Proportionate adjustments were made to the number of shares underlying our outstanding equity-based awards, the number of shares available for issuance under our equity compensation plans and the exercise prices, stock-price goals and other per-share terms applicable to those awards, in accordance with the applicable plans and award agreements. All share and per-share amounts presented in these consolidated financial statements and the notes to the financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Consolidation
We consolidate our wholly-owned subsidiaries, as well as Authentic Brands, LLC ("Authentic Brands"), a subsidiary of which we own 38.3% and 36.8% as of September 30, 2026 and December 31, 2025, respectively. The remaining ownership interests of Authentic Brands, held by holders other than us, are reflected as non-controlling interests in our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2026, we had no Level 3 financial assets or liabilities.
Comprehensive Income (Loss)
We have no components of comprehensive income and comprehensive income (loss) is equivalent to net income (loss) in each of the periods presented. As such, no statement of comprehensive income (loss) is presented.

2.Long-Term Debt
Our credit facilities and related balances were as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)

Term Loan Facility	$34,930	$36,680
ABL Facility	—	2,000
Notes payable	—	400
Total principal	34,930	39,080
Less: debt issuance costs and original issue discount	(3,548)	(4,367)
Total debt, net	31,382	34,713
Less: current maturities of long-term debt	(10,642)	(2,400)
Long-term debt, net	$20,740	$32,313
Future contractual maturities of credit facilities (not including debt issuance costs) as of September 30, 2026 are as follows (dollars in thousands, unaudited):

Remainder of 2026	$9,142
2027	2,000
2028	2,000
2029	21,788
2030	—
Total	$34,930
ABL Facility and Term Loan Facility
We have a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $75,000 (including a sub-facility for letters of credit in an amount up to $7,500, all of which was available as of September 30, 2026) (the “ABL Facility”), which matures on December 27, 2029. Amounts available for advances under the ABL Facility are subject to a borrowing base, which is calculated by reference to the value of certain eligible inventory, unrestricted cash and cash equivalents, eligible credit card receivables, and eligible accounts receivable, offset by certain reserves. As of September 30, 2026, the available borrowing capacity under the ABL Facility was approximately $49,851.
We also have senior secured term loans with an aggregate principal amount of $40,000 (the “Term Loan Facility”), which matures on December 27, 2029. The current portion of long-term debt reflects $8,642 of expected proceeds from sale of the Manchester facility, to be paid against the Term Loan Facility in accordance with the terms of the agreement. See Note 3, Supplemental Balance Sheet Information - Assets Held for Sale.
Note Payable
The final payment of $400 was made towards our note payable to a former employee in the first quarter of 2026.
3.Supplemental Balance Sheet Information
Accounts Receivable, Net
Allowances
The allowance for sales returns and charge backs was $367 and $756 as of September 30, 2026 and December 31, 2025, respectively, and included in "Accounts receivable, net" on the consolidated balance sheets.
The allowance for credit losses was $109 and $350 as of September 30, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. Our accounts receivable are spread over a number of customers, of which two customers and their affiliates accounted for 42% of total outstanding receivables as of September 30, 2026, and one customer and its affiliate accounted for 37% of total outstanding receivables as of December 31, 2025. We perform ongoing credit evaluations as to the financial condition of our customers and creditors with respect to trade accounts.
Inventories, Net
Inventories, net, consists of the following (dollars in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Coffee and Energy:
Unroasted	$2,939	$3,519
Finished Goods	29,590	20,144
RTD, raw materials	42	3,935
RTD, finished goods	7,550	17,943
Apparel and other merchandise	2,085	4,162
Total inventories, net	$42,206	$49,703
The reserve for excess and obsolete inventory was $623 and $2,899 as of September 30, 2026 and December 31, 2025, respectively.
Other Assets
As of September 30, 2026 and December 31, 2025, we reported $46,384 and $50,312 of other assets on the consolidated balance sheets, respectively, related to prepaid advertising credits received in exchange for inventory. We measured the non-cash consideration of the prepaid advertising credits based on the standalone selling price of the finished goods inventory at the time of transfer to the counterparty. Based upon the period over which we expect to use these advertising credits, $5,880 of these credits were current as of both September 30, 2026 and December 31, 2025, and have been recorded as "Prepaid expenses and other current assets" on the consolidated balance sheets, and $40,504 and $44,432 were non-current as of September 30, 2026 and December 31, 2025, respectively, and have been recorded as "Non-current prepaid marketing expenses" on the consolidated balance sheets.
Prepaid advertising credits are recorded upon revenue recognition, coinciding with the transfer of the inventory. The revenue recognized related to shipments of inventory in exchange for prepaid advertising credits was insignificant for both the three and nine months ended September 30, 2026 and $992 and $1,398 for the three and nine months ended September 30, 2025, respectively, on the consolidated statements of operations.
The following table summarizes the utilization of prepaid advertising credits (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Prepaid advertising credits utilized	$1,147	$1,182	$3,888	$3,473

Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following (dollars in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Computer equipment and software	$14,796	$19,927
Building and leasehold improvements	8,083	24,216
Machinery and equipment	4,436	19,694
Furniture and fixtures	1,963	2,887
Vehicles	756	809
Land	—	110
Construction in progress	1,175	8,584
Property, plant, and equipment, gross	31,209	76,227
Less: accumulated depreciation and amortization	(18,761)	(33,372)
Total property, plant, and equipment, net	$12,448	$42,855
The following table summarizes the depreciation expense for internal use software recognized in general and administrative expense within the consolidated statements of operations (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense for internal use software	$659	$1,355	$2,501	$4,043
Assets Held for Sale
During the third quarter of 2026, we committed to a plan to dispose of the assets of our Manchester, Tennessee roasting facility (the "Manchester Plant"). On October 29, 2026, subsequent to the end of the third quarter of 2026, we signed an agreement to sell the Manchester Plant to Cascade Coffee, LLC for a base purchase price of $17,000, consisting of $10,000 of cash and a $7,000 note receivable to be collected on the one year anniversary of the closing of the sale. As a result, we have classified the Property Plant and Equipment (the disposal group) associated with the Manchester Plant as current "Assets held for sale" on our consolidated balance sheets as of September 30, 2026.
No gain or loss has been recognized on the Manchester Plant as of September 30, 2026, as the fair value of the Manchester Plant less the cost to sell exceeded its carrying value.
Lease Modifications and Impairment of Assets
During the third quarter of 2026, management committed to Project Core, a multi-year initiative intended to strengthen our core coffee business, improve profitability, simplify our operations and reduce the capital intensity of our business. As part of Project Core, we modified leases for eight operating locations to substantially shorten their remaining terms. As a result, we tested the related long-lived assets, and the assets for other Outpost locations with indicators of impairment for recoverability and recognized a non-cash impairment loss of $11,698, consisting of $9,011 related to property, plant and equipment and $2,687 related to the associated operating lease right-of-use assets, which reduced their carrying values to their estimated fair value of $0 and $1,087, respectively. We estimated fair value using a discounted cash flow model, a Level 3 measurement, with significant unobservable inputs including estimated sublease income over the remaining lease terms and a discount rate of 10%.
We also remeasured the related lease liabilities for those leases that were modified during the third quarter which resulted in a reduction of right of use asset of $8,750 and a recognition of a $3,219 gain on modification of leases for the three months ended September 30, 2026.
The loss on impairment of assets and the gain from the lease modifications are presented within “Other operating expense, net” and the lease modification fees were recorded as part of "General and administrative" expense on our consolidated statements of operations.

Accrued Liabilities
Accrued liabilities consists of the following (dollars in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Accrued compensation and benefits	$6,912	$5,919
Accrued trade	4,248	2,587
Accrued inventory purchases	571	843
Accrued freight	1,689	4,333
Accrued software contracts	2,081	4,024
Accrued professional fees	2,282	2,761
Deferred purchase incentive	2,628	2,506
Accrued marketing	2,879	2,330
Accrued donations	885	1,709
Accrued sales and other taxes	1,041	1,137
Other accrued expenses	4,821	4,306
Total accrued liabilities	$30,037	$32,455
Deferred purchase incentive
The purchase incentive was received in conjunction with a co-manufacturing agreement and will be recognized as a reduction of cost of sales based on units sold through 2029. $2,628 of the deferred purchase incentive is classified as current as of September 30, 2026 based upon the amount expected to be recognized in the next twelve months, while $5,096 is classified as long-term and is recorded in “Other non-current liabilities” on our consolidated balance sheets as of September 30, 2026.
Deferred Revenue and Gift Card Liability
The following table provides information about deferred revenue, gift cards, and the BRCC Loyalty Points rewards program (the "Loyalty Program"), including significant changes in deferred revenue balances for the below designated periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance as of beginning of period	$2,902	$3,770	$4,033	$3,918
Sales of gift cards	86	88	344	521
Redemption of gift cards	(133)	(93)	(370)	(645)
Increase from deferral of revenue	1,309	2,946	1,309	2,946
Decrease from revenue recognition	(1,408)	(1,738)	(2,525)	(1,784)
Loyalty Program points earned	182	361	620	1,021
Loyalty Program points redeemed/expired	(296)	(665)	(769)	(1,308)
Balance as of end of period	$2,642	$4,669	$2,642	$4,669
4.Revenue, Net
We disaggregate revenue by sales channel. The Wholesale channel includes product revenue sold to an intermediary and not directly to the consumer. The DTC channel principally comprises revenue from our e-commerce websites, subscription services, and third-party e-commerce marketplaces. The Outpost channel includes revenue from Company-operated stores, gift cards, franchise stores and licensing.

The following table disaggregates revenue by sales channel (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wholesale	$72,462	$67,032	$217,787	$185,139
DTC	30,203	27,842	91,323	83,203
Outpost	5,373	5,838	15,175	17,182
Total revenue, net	$108,038	$100,712	$324,285	$285,524
We have one customer and its affiliate accounting for more than 10% of our revenue for each period presented in our consolidated statements of operations. The following table summarizes the percentage of our total revenue related to this customer and its affiliate (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from customer and its affiliate	28%	30%	30%	30%
5.Equity-Based Compensation
Stock Options
The following table summarizes information about stock options activities for the nine months ended September 30, 2026 and 2025:

	Stock Options	Weighted Average Exercise Price
Outstanding as of January 1, 2026	868,439	$28.20
Forfeited	(21,894)	30.80
Outstanding as of September 30, 2026	846,545	$28.11
Vested and exercisable as of September 30, 2026	268,415	$28.10

Outstanding as of January 1, 2025	542,441	$44.10
Granted	463,702	20.51
Forfeited	(233,894)	33.54
Outstanding as of September 30, 2025	772,249	$33.07
Vested and exercisable as of September 30, 2025	162,489	$44.01
The total unrecognized equity compensation expense related to stock options to be recognized was $2,887 and $6,672, respectively, over a weighted average period of approximately one year and two years, as of September 30, 2026 and 2025, respectively.

Restricted Stock Units
The following table summarizes information about the restricted stock units ("RSUs") under the 2022 Omnibus Incentive Plan (the "Omnibus Plan") for the nine months ended September 30, 2026 and 2025:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	462,976	$22.30
Granted	508,397	8.91
Forfeited	(55,100)	14.65
Vested	(221,033)	23.33
Outstanding as of September 30, 2026	695,240	$12.77

Outstanding as of January 1, 2025	223,295	$45.10
Granted	424,263	19.39
Forfeited	(114,817)	29.25
Vested	(120,323)	42.93
Outstanding as of September 30, 2025	412,418	$23.71
The total unrecognized equity compensation expense related to RSUs to be recognized was $6,367 and $7,632, respectively, over a weighted average period of approximately two years, as of September 30, 2026 and 2025.
Performance-Based Restricted Stock Units
In addition to the performance-based restricted stock units ("PSUs") granted to a key employee in 2022, beginning in the first quarter of 2026, we granted PSUs to employees under the Omnibus Plan. These grants vest three years from the grant date, to the extent that the performance metric is achieved during the predetermined performance period. The performance metric utilized for these grants is based on our total shareholder return, as defined in the respective grant agreement, relative to the total shareholder return of the members of the peer group defined in the respective grant agreement. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the relative total shareholder return.
The grant date estimated fair values of PSUs issued in 2026 were based upon a Monte Carlo Simulation as of the grant date, which considered our stock price as of the grant date and utilized the following assumptions:

Expected dividend	$—
Expected volatility	73.77%
Risk-free interest rate	3.49%
The following table summarizes information about the PSUs granted in 2026 under the Omnibus Plan for the nine months ended September 30, 2026:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	—	$—
Granted	241,037	12.53
Forfeited	(11,340)	12.20
Outstanding as of September 30, 2026	229,697	$12.55
Additionally, there were 846,241 PSUs outstanding related to the key employee grant as of both September 30, 2026 and 2025, with a weighted average grant date fair value of $4.60. The total unrecognized equity-based compensation expense related to all PSUs to be recognized was $2,391 and $505, respectively, over a weighted average period of approximately one year and two years, as of September 30, 2026 and 2025, respectively.

Employee Stock Purchase Plan
On March 8, 2026, we issued 8,278 shares for a total of $55 during the six-month offering period from September 9, 2025 through March 8, 2026.
On September 8, 2026, we issued 6,561 shares for a total of $50 during the six-month offering period from March 9, 2026 through September 8, 2026.
6.Income Taxes
Our effective tax rate for the period ended September 30, 2026 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance and non-controlling interest. There have been no material changes to our income tax positions since December 31, 2025.
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
7.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except unit/share and per unit/share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,652)	$(1,238)	$(8,792)	$(23,595)
Less: Net loss attributable to non-controlling interest	(5,307)	(752)	(5,329)	(14,893)
Net loss attributable to Class A Common Stock, basic and diluted	$(3,345)	$(486)	$(3,463)	$(8,702)

Weighted-average shares of Class A Common Stock outstanding, basic and diluted	11,986,604	10,799,479	11,771,326	8,862,574

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.28)	$(0.05)	$(0.29)	$(0.98)

We excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A Common Shareholders because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	846,545	772,249	846,545	772,249
Common Units	13,045,498	13,388,969	13,045,498	13,388,969
RSUs	695,240	412,418	695,240	412,418
PSUs	1,075,938	846,241	1,075,938	846,241
Incentive Units (Share Equivalents)	122,185	122,185	122,185	122,185
Employee Stock Purchase Plan	7,540	8,166	7,540	8,166
Total units excluded from computation of diluted net loss per share	15,792,946	15,550,228	15,792,946	15,550,228

8.Commitments and Contingencies
Purchase Agreements
We have entered into manufacturing and purchase agreements to purchase and produce coffee product from third-party suppliers. These purchase agreements are typically obligations to purchase minimum volumes with fixed pricing if the volume terms are not fulfilled, in the form of a take-or-pay provision.
The following table summarizes the aggregate value of purchases from these third-party suppliers (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchases	$9,382	$11,177	$31,113	$38,090
The following table summarizes our future minimum purchase commitments as of September 30, 2026 (dollars in thousands, unaudited):

Remainder of 2026	$4,938
2027	20,425
2028	19,676
2029	19,370
2030	19,604
2031	13,488
2032	10,317
Total	$107,818
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

Legal Disputes
On May 20, 2024, one of our co-manufacturers filed a complaint in the district court of Riley County, Kansas against one of the Company's wholly-owned subsidiaries, Black Rifle Coffee Company LLC, Case RL-2024-CV-000119. The complaint alleges breach of contract and anticipatory breach of contract with respect to certain fees and order volume pursuant to the parties' drink manufacturing agreement, amongst other allegations. On July 18, 2024, we filed a partial motion to dismiss relating to certain of these allegations. On November 13, 2024, the court denied our motion to dismiss other than for the co-manufacturer’s claim of fraudulent inducement, for which the court has granted leave to amend. Discovery has closed. On September 11, 2026, the court granted partial summary judgment in our favor. Pretrial proceedings are ongoing, including motions regarding the admissibility of expert testimony. We believe that we have meritorious defenses to the claims asserted against us and will defend ourselves in these proceedings. We have recorded accrued liabilities of $3,600 related to this matter.

9.Business Optimization Plans
2025 Operational Improvement Plan
Beginning in the second quarter of fiscal year 2025, we implemented an Operational Improvement Plan (the "Operational Improvement Plan") to reduce costs and improve the efficiency of certain company-wide functions. These costs pertained primarily to workforce reductions. In the third quarter of 2025, the Operational Improvement Plan was modified as a result of the relocation of our corporate headquarters, as well as the relocation of our inventory resulting from a change in third-party logistics providers. The actions for this plan were substantially complete by the end of the first quarter of 2026.
Headcount was reduced by approximately 84 employees across the Company as part of the Operational Improvement Plan. No liabilities were excluded due to the inability to estimate fair value. Accrued severance costs are expected to be paid by the end of the fourth quarter of fiscal year 2026 and are included in "Salaries, wages, and benefits" in our consolidated statement of operations.
Transition costs incurred relate to the relocation of our corporate headquarters, as well as the relocation of our inventory, and are reported as "Cost of goods sold" and "General and administrative", respectively, in our consolidated statements of operations.
As of September 30, 2026, accrued restructuring costs related to the Operational Improvement Plan, consist of the following (dollars in thousands, unaudited):

	Reduction in Workforce	Transition Costs	Total Restructuring Costs
Balance as of January 1, 2026	$751	$489	$1,240
Costs incurred	561	883	1,444
Costs paid or settled	(1,015)	(1,372)	(2,387)
Balance as of September 30, 2026	$297	$—	$297
Project Core

During the third quarter of 2026, management committed to Project Core (together with the Operational Improvement Plan, the "Business Optimization Plans"), a multi-year initiative to strengthen our core coffee business, improve profitability, simplify our operations and reduce the capital intensity of our business. As part of Project Core, we plan to close 12 company-operated Outposts by the end of the first quarter of 2027. During the third quarter of 2026, we recognized $11,980 of related costs, net, consisting of $11,698 of non-cash impairment charges and $3,501 of cash lease modification fees, partially offset by a $3,219 non-cash gain on lease modifications (see Note 3, Supplemental Balance Sheet Information). We are not yet able to reasonably estimate the total costs of Project Core because the remaining actions have not been finalized. The unpaid lease modification fees are included in "Operating lease liability" on our consolidated balance sheets as of September 30, 2026, and there were no other accrued liabilities as a result of Project Core.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements, notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company's actual results to differ materially from management’s expectations. When used in this report, the terms “we,” “us,” “our,” “BRCC,” “Black Rifle Coffee,” “Black Rifle Coffee Company,” and the “Company” mean BRC Inc. and its consolidated subsidiaries, collectively, unless the context requires otherwise.
Overview
Black Rifle Coffee Company is a Veteran-founded and led premium coffee and energy drink company operating through one reportable segment composed of three primary channels: Wholesale, DTC, and Outposts. We leverage in-house media and content creation to support brand awareness, customer engagement, and community building. Founded in 2014 by U.S. Army Veteran Evan Hafer, Black Rifle Coffee began with a one-pound coffee roaster in a garage, where Mr. Hafer personally roasted, packaged, and shipped coffee directly to consumers. Today, we have grown into a widely recognized and nationally distributed brand steadfast in its commitment to supporting active-duty military, Veterans, first responders, and all who love America.
Trends
Certain trends affecting our business within the respective sales channels are as follows:
•Wholesale channel revenue continues to increase as we add new customers and expand our shelf presence in the Food, Drug, and Mass ("FDM") market. We expect continued revenue growth in this channel as we invest in increasing brand awareness, executing effective in-store promotions, launching new products, and expanding distribution in the FDM market.
•DTC channel revenue has grown as we continue to optimize customer acquisition, enhance retention, and provide our customers with a personalized and engaging shopping experience through targeted content and tailored product offerings on our website. Additionally, we are increasing our investment in major third-party e-commerce marketplaces in response to changing consumer purchasing behavior.
•Outpost channel revenue remains under pressure as we focus on improving transaction volumes and average order values through customer retention programs and tailored product offerings. In 2026, we are focused on improving profitability in this channel as we reallocate investment to other channels and implement operational and strategic changes, including the planned closure of underperforming Outposts.
Recent Developments
Business Optimization Plans
During the second quarter of 2025, we implemented the Operational Improvement Plan to reduce costs and improve the efficiency of certain company-wide functions. This plan was extended in the third quarter of 2025 as a result of the relocation of our corporate headquarters and a change in our third-party logistics provider. The cost of this plan was approximately $7.0 million consisting of severance and transition costs, substantially all of which have been incurred as of September 30, 2026. We estimate that the costs savings as a result of this plan will exceed $12.7 million on an annualized run rate basis. As of September 30, 2026, we have realized approximately $11.7 million of these savings.
During the third quarter of 2026, management committed to Project Core, a multi-year strategic initiative intended to strengthen our core coffee business, improve profitability, simplify our operations and reduce the capital intensity of our business. As part of Project Core, we plan to close 12 company-operated Outposts by the end of the first quarter of 2027, and during the third quarter of 2026 we modified leases for eight operating locations to substantially shorten their remaining terms. In the third quarter, we recognized $12.0 million of related costs, consisting of $11.7 million of non-cash impairment charges and $3.5 million of lease modification fees, partially offset by a $3.2 million gain on lease modifications. The lease modification fees which have not yet been paid are included in operating lease liabilities as of September 30, 2026 and are expected to be paid over the next twelve months using cash on hand and borrowings under our ABL Facility. We are not able to reasonably estimate the total costs of Project Core because the remaining actions have not yet been finalized. We expect the Outpost closures to reduce Outpost channel revenue and related operating costs.

Assets Held for Sale

On October 29, 2026, subsequent to the end of the third quarter of 2026, we signed an agreement to sell the Manchester Plant to Cascade Coffee, LLC, a longstanding manufacturing partner, for $17.0 million, consisting of $10.0 million in cash and a $7.0 million note receivable. $8.6 million of the cash proceeds will be used to repay the term loan in accordance with our credit agreement. The assets associated with our Manchester facility have been reported as assets held for sale at September 30, 2026.

Reverse Stock Split

On August 21, 2026, we effected a 1-for-10 reverse stock split of our Class A common stock and Class B common stock. The par value of both the Class A common stock and Class B common stock remains $0.0001 per share. The Reverse Stock Split did not reduce the number of shares of capital stock we are authorized to issue. Proportionate adjustments were made to the number of shares underlying our outstanding equity-based awards, the number of shares available for issuance under our equity compensation plans and the exercise prices, stock-price goals and other per-share terms applicable to those awards, in accordance with the applicable plans and award agreements. All share and per-share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
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
Our Ability to Grow Our Customer Base in Our Wholesale Channel
We continue to expand our customer base through our Wholesale channel, with our products now available in a growing number of physical retail locations. Wholesale customers include large national retailers, regional retailers, distributors, and dealers, reflecting our expanding market presence and distribution.
Our Ability to Acquire and Retain Customers at a Reasonable Cost
We believe that consistently acquiring and retaining customers at a reasonable cost will be a key driver of our future performance. We continue to build brand awareness and reach new consumers by investing in existing and new channels and markets. Our capabilities in digital marketing and consumer engagement provide a competitive advantage in attracting, converting, and retaining our consumers. We remain focused on measuring and optimizing marketing performance to improve the efficiency of our advertising spend, while managing customer acquisition costs and seeking to maximize returns on marketing investments.
Our Ability to Drive Repeat Purchases of Our Products
We derive substantial economic value from repeat customers who consistently re-order our products. Our growth rate may be affected by repeat purchase behavior among our existing and newly acquired customers.
Our Ability to Expand Our Product Line
Our goal is to develop and refine our product portfolio, prioritizing innovation in our core coffee business and selected adjacent products that support profitable growth. Our pace of growth will be partially affected by the timing and scale of new product launches. We believe that it is important to our business to continue to innovate with new products and flavors.

Our Ability to Manage Our Supply Chain
Our ability to grow and meet future demand will depend in part on our ability to properly plan for and source inventory from a variety of suppliers and co-manufacturers located inside and outside the United States. The majority of our green coffee beans come from Colombia, Brazil, and Nicaragua, and since 2020, we have also sourced green coffee beans from more than ten additional countries in Latin America, Africa, and Asia to diversify our supply chain and offer our customers specialty and limited-time-only roasts. Quality control is a critical component of our manufacturing and supply chain operations. All of our bagged coffee is roasted in the United States. Our Coffee Quality Institute-certified grader and former Green Beret oversees cupping, grading, scoring, and sourcing of our coffees. Our performance also depends on effectively managing our relationships with co-manufacturers and suppliers.
Our Ability to Execute Project Core
Our ability to successfully execute Project Core, a multi-year initiative to strengthen our core coffee business, improve profitability, simplify our operations and reduce the capital intensity of our business, will be an important factor in our future performance (see “Recent Developments”). Its success will depend on our ability to grow our core coffee business across retail and digital channels, prioritize higher-margin products and channels, improve operating efficiency, and simplify or exit non-core operations. These initiatives may result in additional costs or operational disruption, and we may not realize the anticipated benefits within the expected time frame or at all.
Components of Our Results of Operations
Revenue, net
We sell our products both directly and indirectly to our customers through a broad set of physical and online platforms. Our revenue, net reflects the impact of product returns as well as discounts and fees associated with certain sales programs, trade spending, promotions, and loyalty rewards.
Cost of goods sold
Cost of goods sold primarily includes raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, and other overhead costs related to the production, warehousing, fulfillment, shipping, and credit card fees.
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
Interest expense, net
Interest expense, net, consists of interest on our borrowing arrangements, the amortization of debt discounts, and deferred financing costs.
Results of Operations
This discussion and analysis pertains to comparisons of material changes on the consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
The following table summarizes our results of operations for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue, net	$108,038	$100,712	$7,326	7%
Cost of goods sold	67,914	63,563	4,351	7%
Gross profit	40,124	37,149	2,975	8%
Gross margin(1)	37%	37%
Operating expenses
Marketing and advertising	10,284	8,707	1,577	18%
Salaries, wages, and benefits	15,472	14,389	1,083	8%
General and administrative	12,596	12,947	(351)	(3)%
Other operating expense, net	9,261	588	8,673	1475%
Total operating expenses	47,613	36,631	10,982	30%
Operating income (loss)	(7,489)	518	(8,007)	1546%
Non-operating expenses
Interest expense, net	(1,130)	(1,712)	(582)	(34)%
Total non-operating expenses	(1,130)	(1,712)	(582)	(34)%
Loss before income taxes	(8,619)	(1,194)	7,425	622%
Income tax expense	33	44	(11)	(25)%
Net loss	$(8,652)	$(1,238)	$7,414	599%
(1) Gross margin is calculated as gross profit as a percentage of revenue, net.
Revenue, net
Net revenue for the three months ended September 30, 2026 increased $7.3 million, or 7%, to $108.0 million as compared to $100.7 million for the corresponding period in 2025.
The following table summarizes net revenue by channel for the periods indicated (dollars in thousands, unaudited):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Wholesale	$72,462	$67,032	$5,430	8%
DTC	30,203	27,842	2,361	8%
Outpost	5,373	5,838	(465)	(8)%
Total revenue, net	$108,038	$100,712	$7,326	7%
Net revenue for our Wholesale channel for the three months ended September 30, 2026, increased $5.4 million, or 8%, to $72.5 million as compared to $67.0 million for the corresponding period in 2025. The increase was primarily driven by expanded packaged coffee distribution, including entry into the dollar channel and continued gains in grocery, increased SKU assortments at FDM retailers, and pricing, partially offset by increased trade investment and lower ready-to-drink sales.
Net revenue for our DTC channel for the three months ended September 30, 2026 increased $2.4 million, or 8%, to $30.2 million as compared to $27.8 million for the corresponding period in 2025. The increase was primarily driven by growth through third-party digital marketplaces, partially offset by a decline in subscription revenue and the divestiture of a non-core brand during the quarter.
Net revenue for our Outpost channel for the three months ended September 30, 2026, decreased $0.5 million, or 8%, to $5.4 million as compared to $5.8 million for the corresponding period in 2025. The decrease was primarily driven by lower sales at Company-operated Outposts, partially offset by growth in franchise and non-traditional locations.

Cost of goods sold
Cost of goods sold for the three months ended September 30, 2026 increased $4.4 million, or 7%, to $67.9 million as compared to $63.6 million for the corresponding period in 2025. Gross margin increased to 37.1% for the three months ended September 30, 2026 compared to 36.9% for the corresponding period in 2025. The improvement in gross margin was primarily attributable to approximately $3.5 million of refunds of previously paid tariffs, pricing actions that offset green coffee inflation, and productivity gains, partially offset by increased trade investment, higher third-party e-commerce marketplace fees associated with growth in those channels, and higher freight and fuel costs.
Operating expenses
Marketing and advertising expenses for the three months ended September 30, 2026 increased $1.6 million, or 18%, to $10.3 million as compared to $8.7 million for the corresponding period in 2025. The increase was primarily driven by higher spending on content production and media, influencer programs, agency support and ad placement, partially offset by lower shopper marketing and event costs. As a percentage of revenue, marketing and advertising expense increased to 9.5% for the three months ended September 30, 2026 from 8.6% for the corresponding period in 2025, as revenue growth lagged behind the increase in marketing investment.
Salaries, wages, and benefits expenses for the three months ended September 30, 2026 increased $1.1 million, or 8%, to $15.5 million as compared to $14.4 million for the corresponding period in 2025. This increase was primarily attributable to higher stock-based compensation, employee benefit costs and base salaries, partially offset by lower severance expense. As a percentage of revenue, salaries, wages, and benefits expense remained flat at 14.3% for the three months ended September 30, 2026 and 2025.
General and administrative expenses for the three months ended September 30, 2026 decreased $0.4 million, or 3%, to $12.6 million as compared to $12.9 million for the corresponding period in 2025. The decrease was primarily driven by lower depreciation and amortization expense, outside services, software costs and legal fees, partially offset by costs associated with the modification of Outpost leases in connection with Project Core. As a percentage of revenue, general and administrative expense decreased to 11.7% for the three months ended September 30, 2026 from 12.9% for the corresponding period in 2025.
Other operating expense, net for the three months ended September 30, 2026 increased approximately $8.7 million, or 1,475%, to $9.3 million as compared to $0.6 million for the corresponding period in 2025. The increase was primarily due to the impairment of certain Outpost locations during the third quarter of 2026 as part of Project Core as well as a legal contingency accrual and a $0.4 million loss on the divestiture of a non-core brand, partially offset by gains on the modification of leases for Outpost locations as part of the initiation of Project Core.
Interest expense, net
Interest expense, net for the three months ended September 30, 2026 decreased approximately $0.6 million, or 34%, to $1.1 million as compared to $1.7 million for the corresponding period in 2025. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the third quarter of 2026 compared to the corresponding period in 2025.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
The following table summarizes our results of operations for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue, net	$324,285	$285,524	$38,761	14%
Cost of goods sold	211,590	183,729	27,861	15%
Gross profit	112,695	101,795	10,900	11%
Gross margin(1)	35%	36%
Operating expenses
Marketing and advertising	30,994	29,798	1,196	4%
Salaries, wages, and benefits	45,049	43,743	1,306	3%
General and administrative	31,965	39,046	(7,081)	(18)%
Other operating expense, net	9,756	6,746	3,010	45%
Total operating expenses	117,764	119,333	(1,569)	(1)%
Operating income (loss)	(5,069)	(17,538)	12,469	71%
Non-operating expenses
Interest expense, net	(3,624)	(5,925)	(2,301)	(39)%
Total non-operating expenses	(3,624)	(5,925)	(2,301)	(39)%
Loss before income taxes	(8,693)	(23,463)	(14,770)	(63)%
Income tax expense	99	132	(33)	(25)%
Net loss	$(8,792)	$(23,595)	$(14,803)	(63)%
(1) Gross margin is calculated as gross profit as percentage of revenue, net.
Revenue, net
Net revenue for the nine months ended September 30, 2026 increased $38.8 million, or 14%, to $324.3 million as compared to $285.5 million for the corresponding period in 2025.
The following table summarizes net sales by channel for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Wholesale	$217,787	$185,139	$32,648	18%
DTC	91,323	83,203	8,120	10%
Outpost	15,175	17,182	(2,007)	(12)%
Total revenue, net	$324,285	$285,524	$38,761	14%
Net revenue for our Wholesale channel for the nine months ended September 30, 2026, increased $32.6 million, or 18%, to $217.8 million as compared to $185.1 million for the corresponding period in 2025. The increase was primarily driven by expanded packaged coffee distribution, SKU expansion at FDM retailers, and pricing.
Net revenue for our DTC channel for the nine months ended September 30, 2026 increased $8.1 million, or 10%, to $91.3 million as compared to $83.2 million for the corresponding period in 2025. The increase was primarily driven by growth at third-party digital marketplaces, which was partially offset by declines in subscription and non-subscription revenue and the divestiture of a non-core brand.
Net revenue for our Outpost channel for the nine months ended September 30, 2026, decreased $2.0 million, or 12%, to $15.2 million as compared to $17.2 million for the corresponding period in 2025. The decrease was primarily driven by lower sales at Company-operated Outposts, partially offset by growth in franchise and non-traditional locations.

Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2026 increased $27.9 million, or 15%, to $211.6 million as compared to $183.7 million for the corresponding period in 2025. Gross margin decreased to 35% for the nine months ended September 30, 2026 as compared to 36% for the corresponding period in 2025. The decrease in gross margin was primarily attributable to higher costs driven by inflation, partially offset by approximately $3.5 million of refunds of previously paid tariffs, pricing actions, and productivity gains from the Operational Improvement Plan.
Operating expenses
Marketing and advertising expenses for the nine months ended September 30, 2026 increased $1.2 million, or 4%, to $31.0 million as compared to $29.8 million for the corresponding period in 2025. This increase was primarily driven by higher content production and media, partnership and event spending, partially offset by lower spending on ad placement and shopper marketing. Marketing and advertising expense decreased to 9.6% of net revenue for the nine months ended September 30, 2026 from 10.4% for the corresponding period in 2025.
Salaries, wages, and benefits expenses for the nine months ended September 30, 2026 increased $1.3 million, or 3%, to $45.0 million as compared to $43.7 million for the corresponding period in 2025. This increase was primarily attributable to higher bonus and stock-based compensation expense in the current period, largely offset by lower payroll costs from reduced headcount as a result of our Operational Improvement Plan and lower severance costs compared to the corresponding period in 2025. As a percentage of revenue, salaries, wages, and benefits expense decreased to 13.9% for the nine months ended September 30, 2026 from 15.3% for the corresponding period in 2025.
General and administrative expenses for the nine months ended September 30, 2026 decreased $7.1 million, or 18%, to $32.0 million as compared to $39.0 million for the corresponding period in 2025. This decrease reflects actions taken to simplify and rationalize the Company's cost structure, including lower legal fees, lower consulting and professional fees, lower software costs, as well as lower depreciation and amortization expense driven by certain assets becoming fully depreciated, partially offset by the impact of Outpost lease modification fees incurred during the third quarter of 2026 in connection with Project Core. As a percentage of revenue, general and administrative expense decreased to 9.9% for the nine months ended September 30, 2026 from 13.7% for the corresponding period in 2025.
Other operating expense, net for the nine months ended September 30, 2026 increased approximately $3.0 million, or 45%, to $9.8 million as compared to $6.7 million for the corresponding period in 2025. The increase was primarily due to the impairments and lease modifications related to certain Outpost locations during the third quarter of 2026 as a result of the initiation of Project Core.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2026 decreased approximately $2.3 million, or 39%, to $3.6 million as compared to $5.9 million for the corresponding period in 2025. The decrease was primarily driven by a lower average outstanding balance of the ABL Facility during the first nine months of 2026 compared to the corresponding period in 2025.
Liquidity and Capital Resources
Liquidity Overview
Our principal use of cash is to support the growth of our business, including increasing working capital requirements related to inventories, accounts receivable, and general and administrative expenses. We also use cash to fund our debt service commitments, capital equipment acquisitions, and other growth-related needs.
Our primary sources of cash are (1) cash on hand, (2) cash provided by operating activities, and (3) net borrowings from our credit facilities. As of September 30, 2026, our cash and cash equivalents were approximately $9.2 million, our working capital was $43.6 million, and under our credit facilities, we had $49.9 million of available borrowings. Our ability to draw from the credit facilities is subject to a borrowing base and other covenants. As of September 30, 2026, we are in compliance with our covenants under the credit facilities, and there are no defaults or events of default. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for at least the next twelve months.
See Note 2, Long-Term Debt, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding the Credit Agreements.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the periods indicated (dollars in thousands, unaudited):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cash flows provided by (used in):
Operating activities	$10,392	$(1,095)	$11,487	1049%
Investing activities	$(1,165)	$(2,862)	$(1,697)	(59)%
Financing activities	$(4,360)	$6,629	$(10,989)	(166)%
Operating Activities
Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $1.1 million for the corresponding period in 2025. The total increase of $11.5 million in net cash provided by operating activities was primarily due to a lower net loss after adjusting for non-cash items, partially offset by an increase in cash outflows for working capital.
Investing Activities
Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $2.9 million for the corresponding period in 2025. The $1.7 million decrease in net cash used in investing activities was primarily due to lower capital expenditures and an increase in cash received from the sale of assets.
Financing Activities
Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $6.6 million for the corresponding period in 2025. The $11.0 million change was primarily due to $37.4 million of net proceeds from our public equity offering in the prior year period, partially offset by lower net repayments of debt, which were $4.2 million in the current period compared to $31.9 million in the prior year period.
Commitments
The Company has entered into several manufacturing and purchase agreements to purchase coffee products from third-party suppliers. The minimum purchase amounts are based on quantity and in the aggregate will be approximately $4.9 million for the remainder of 2026; $20.4 million for 2027; $19.7 million for 2028; and $19.4 million for 2029. See Note 8, Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report for information regarding such manufacturing and purchase agreements.
Liabilities relating to operating leases that have commenced as of September 30, 2026 have been reported on the consolidated balance sheets as "Operating lease liabilities". Payments on leases are expected to be approximately $2.5 million in the next twelve months, and approximately $14.6 million beyond twelve months through 2042.
Capital Expenditures
Future capital requirements will vary materially from period to period and will depend on factors such as the expansion of our corporate and information technology infrastructure to support changes in the Company. We currently expect to fund our material capital requirements with borrowings from our credit facilities, but we may also seek additional debt or equity financing.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We completed a reverse stock split of our shares of Class A Common Stock and Class B Common Stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may further decrease total capitalization.
On May 28, 2026, our stockholders granted our Board of Directors discretionary authority to amend our certificate of incorporation to effect a reverse stock split at a ratio ranging from any whole number between 1-for-10 and 1-for-50, as determined by the Board in its discretion, subject to the Board’s authority to abandon such amendments, after which our Board approved the Reverse Stock Split at a ratio of 1-for-10, which was effected on August 21, 2026.
The liquidity of our Class A Common Stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. The Reverse Stock Split may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our Class A Common Stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then our value, as measured by our market capitalization, will be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of Class A Common Stock and Class B Common Stock outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our Class A Common Stock and Class B Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.
The Reverse Stock Split was intended for the Company to maintain compliance with the minimum price requirement of $1.00 per share of Class A Common Stock for continued listing on the NYSE. Although we have regained compliance with such requirement, there can be no assurance that we will maintain compliance with such requirement, or that we will not become deficient with respect to other NYSE listing requirements following, or as a result of, the Reverse Stock Split.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 21, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 24, 2026 with the SEC).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 21, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 24, 2026 with the SEC).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 10, 2022 with the SEC).

3.7	Amendment to By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 3, 2025 with the SEC).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRC Inc.

	By:	/s/ Christopher Mondzelewski
Christopher Mondzelewski
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew Amigh
Matthew Amigh
November 2, 2026		Chief Financial Officer
(Principal Financial Officer)